Form 10-Q
period 1997-12-31
GOLD HILL CORPORATION
filed 1998-12-14
CIK 774491

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended                    Commission file number:
December 31, 1997                               2-99518-D

    Colorado                                            74-2446999
(State of incorporation)                 (I.R.S. employer identification number)

GOLD HILL CORPORATION
2233 West Lindsey
Suite 117
Norman, Oklahoma                             73069
(Address of principal                            (Zip code)
 executive offices)

Registrant's telephone number, including area code:
                    (405) 329-0930

Securities registered pursuant to Section 12 (B) of the Act:

Title of each class:  None                              Name of each exchange
                                                on which registered:
                                                None

Securities registered pursuant to Section 12 (G) of the Act:

Common Stock, $0.002 Par Value (Title of each class)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports,) and (2) has been subject to such filing requirements for the past 90 days.

           ___XXX_____                   ____________
              Yes                               No

The number of shares of the common stock of the registrant outstanding:

                          4,682,322 shares


PART I


ITEM 1.  BUSINESS

Summary of Business: Quarter ended December 31, 1997.

    Gold Giant Prospect.  Gold Hill attempted four drill holes during 1997 on its gold prospect in Nevada, but none of the holes were able to reach the objective depth due to hole cavings.  Further drilling is anticipated during early summer of 1998.  At least 3 drill holes are planned.

    If the next phase of drilling is successful, further drilling will follow.  Earlier surface work has indicated a large radiometric anomaly on several claims, although a review of the exploration effort made to date will be done in light of currently depressed gold prices.

    It is the intent of Gold Hill to retain a large interest in the property in order to achieve the greatest impact upon the company in the event of a discovery.  At that point, Gold Hill will seek out a major industry partner to more fully explore and develop the property.  Gold Hill is searching for a Carlin-type deposit similar to those of
Newmont and Barrick Gold located 20 miles to the west.

    South-Central Texas Oil and Gas Prospects.  Regional exploration investigations are continuing in south-central Texas, where the company has acquired leases and will drill a shallow oil test during mid-1998.

    Central Oklahoma.  Regional exploration for oil and gas is continuing in
Oklahoma and the company is in the process of leasing favorable prospects.  A wildcat well may be drilled during the second half of the year.

    General Operations.  Gold Hill will continue its conservative policy of avoiding debt and maintaining very low overhead costs.  No salaries will be paid or allowed to accrue at this time, nor will Gold Hill be charged for the use of office space currently provided by its principals.

    Private Placement.  Gold Hill is continuing to make a private placement of
450,000 shares of its common stock in order to finance a portion of the costs of the projects described above.  The price of the shares is still $1.00 per share.


ITEM 2.  PROPERTIES

       Oil and Gas Properties.             Geological investigations are continuing on
Oklahoma
prospects, and oil and gas lease acquisition has been initiated.


       Mining Properties.   Gold Hill is continuing to evaluate the gold potential under its
leases and mining claims located in Elko County, Nevada.


ITEM 3.  LEGAL PROCEEDINGS

    There are no pending legal proceedings, to which Gold Hill is a party or of which any of its property is the subject.





BALANCE SHEET
December 31, 1997

Assets

Current Assets
    Total Current Assets  (Cash)         $      229,769

Fixed Assets
    Furniture and Fixtures                      $                 138
    Leases                                           14,243
    Tangible Equipment                                      31,953
    Burk #1 -- pipe                                         13,870
    Accumulated Depreciation                              ( 14,117 )

Total Fixed Assets                       $           46,087
                                         ________________________________
Total Assets                                    $         275,856

Liabilities and Equity

Current Liabilities                                     $      none
Equity
    Common Stock                         $         470,400
    Retained Earnings                                     (      383,431  )
    Paid In Capital                                        247,904
,   Current Income (loss)                            (      59,016  )
                   Total Equity
                                 ______________________________________
Total Liabilities & Equity                              $          275,856



ITEM 4.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS


Private Placement.  Further efforts will continue to make a private placement of restricted stock at $1.00 per share.  The company plans to maintain a minimum price for the private placement restricted stock at $1.00 per share for an additional six months, and that the effort would be extended for that time.  In the event of drilling successes, Gold Hill may continue to market restricted stock in a private placement at a higher price per share, depending upon market conditions.  In line with its conservative policies, the management of Gold Hill will not market more stock than its immediate capital needs in order to keep the number of shares outstanding at a minimum.

       Oil and Gas Leases.  Gold Hill is looking at additional oil and gas prospects to lease
in the forthcoming year.

       Salaries and Operations Overhead.  It was agreed that Gold Hill will continue its policy of paying no salaries to its officers and directors, and that it will continue to use
the offices of its directors rent-free.

       Stock Options.  It was agreed that no stock options will be offered at this time.


SIGNATURES

Pursuant to the requirements of Sections 13 and 14 (D) of the Securities Exchange Act
of 1934, the registrant has duly caused this report to be signed on its behalf of
Undersigned, there unto duly authorized.

GOLD HILL CORPORATION

By:______________________________________________
           Susan Smith Nash, Secretary-Treasurer

Date: January 13, 1998