Form 10-K
period 1998-06-30
GOLD HILL CORPORATION
filed 1998-12-14
CIK 774491

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                        Commission file number:
    June 30, 1998                        2-99518-D

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

           ___XXX_____                   ____________
              Yes                               No

The number of shares of the common stock of the registrant outstanding as of June 30, 1998:

                          4,682,322 shares


PART I


ITEM 1.  BUSINESS

Results of Operations.

    Earnings and Cash Flows from Operating Activities.  For the fiscal year ended
June 30, 1998, Gold Hill Corporation ("the Company") realized a net loss which is detailed in the financial section of this report.  The decrease in earnings and cash flows reported for the period was due, in part, to drilling and carrying costs of the Nevada gold project.



Summary of Business: 1997-98.

    Nevada Gold.  The company is continuing its search for Carlin type gold deposits in the Carlin-Elko area of northern Nevada.  This general area of Nevada contains prolific and extensive gold deposits which are among the most important in the world.  The deposits appear to occur in trends such as the Battle Mountain and Carlin Gold Trends, although there are several important gold mines off the trend.  Barrick Gold is one of the main producers on the Carlin Trend with its Goldstrike open pit mine and its Meikle deep underground mine. Newmont Gold is also present on the trend with its Gold Quarry,
Genesis, and other mines. Barrick produced over 2,000,000 oz. of gold during 1997 from its operations in the area.  The potential for new discoveries is considered high in northern
Nevada.  The Carlin Trend alone has proven reserves exceeding 80 million ounces.

    Because of this potential, Gold Hill Corporation has developed an exploration program with the goal of discovering a Carlin-type deposit or trend.  To date, Gold Hill has
assembled around 10,000 acres of mining claims and ranch lands located about 20 miles easterly of Barrick's Goldstrike Mine and 20 miles northerly of Elko, Nevada.  During the summer of 1996, Gold Hill completed Phase One of its drilling program on the Giant claims to test the thickness of the barren volcanics that cover and conceal the underlying sedimentary host rocks.  Drilling revealed a "window" or structure considered favorable for the occurrence of gold.  A deep hole was drilled in the Fall of 1996 in the "window" to a depth of about 1700 ft.  No gold was encountered but the type of rock was considered favorable for gold.  Sedimentary rocks were encountered at a depth of approximately 800 feet.

    During 1997, four relatively deep holes (one to 1,800 feet) were drilled on the
Coyote claims. However, the thick volcanics were not penetrated.  During the spring and summer of 1998, three holes were drilled on the Giant claims in the "window" area.  Two of the three holes penetrated the volcanics and into the underlying limestones which are considered favorable host rocks for gold deposition.  One of the holes (Hole G9)
encountered anomalous gold at the top of the limestone sequence on an old erosional surface suggesting that an eroded deposit could be nearby.  Warm geothermal waters were also encountered in the hole, another favorable indication that an ore deposit could be nearby.  This hole was stopped at a depth of 1,330 ft because the drill rig had reached its depth limit.  The drill hole was located over a strong radiometric anomaly.  Another hole
is planned to be drilled during late fall of 1998, depending upon the availability of a rig capable of reaching a depth of 2,000 feet if necessary.  The hole will be over the same strong radiometric anomaly, but hopefully where mineralization could be much shallower.


    So far Gold Hill has been able to retain full working interest in the property without partners and would thereby be in a good position to advance company growth in the event of a discovery.

Oil and Gas Prospects

    Clearview Field, Oklahoma.  The first gas sales were made in January, 1995, from two small wells.  Further attempts to expand the field have been mostly unsuccessful.
These two discovery wells have since been plugged.  A third gas well was completed in early 1997, but its production has declined.  Gold Hill has disposed of its interest in the field.

    Other Prospects.  Other areas are being explored for oil prospects, including east central Oklahoma and central Texas.  Several prospects have been identified and leased in Oklahoma.  A test hole is currently being considered. The prospects appear to be quite significant.

    General Operations.  Gold Hill will continue its conservative policy of avoiding debt and maintaining very low overhead costs.  No salaries will be paid or allowed to accrue at this time, nor will Gold Hill be charged for the use of office space currently provided by
its principals.

    Private Placement.  Gold Hill is continuing to make a private placement of its common stock in order to finance a portion of the costs of the projects described above.


    Competition and Risks.  The U.S. oil and gas industry has suffered an economic
decline that has resulted in reduced activity and widespread business failures.   The
business environment is very competitive, and there are a number of significant risks associated with oil and gas exploration and production, including operational as well as exploration.

    Gold Hill Corporation intends to seek high-risk, high-potential prospects as well as lower-risk, lower-potential development ones.  However, the major effort will be towards wildcat prospects with potential of 1,000,000 bbls or greater.


    Regulation.   The domestic exploration for mineral, including oil and gas, reserves is subject to various state and federal environmental laws, rules, and regulations.

    Operators in the industry are subject to the Clean Water Act and damages which could arise out of environmental pollution.


    Corporate History.  Gold Hill Corporation is an exploration company focused on large wildcat major oil, gas, and gold prospects, which if successful will significantly impact
upon the value of the Company's stock.  In addition to the Nevada Gold prospect, Gold
Hill is active in oil and gas exploration.

    Although Gold Hill is a public company, it is considered to be a startup company and its stock does not presently trade.  Management's policy is to withhold stock trading until an important discovery is made.

    Gold Hill's management is comprised of experienced and successful explorationists who are qualified to carry forth the goals and aspirations of the company.  The primary goal of the company is to discover a major deposit while avoiding debt.  At the same time, the company is focusing on retaining a large interest in each prospect so that a discovery will have a dramatic impact on stock value to the benefit of the shareholders.
    Gold Hill's executive and operations offices are located in Oklahoma at 2233 West
Lindsey, Suite 117, Norman, Oklahoma  73069 (telephone 405-329-0930).  Unless the context otherwise requires, the term "Gold Hill" as used herein refers to Gold Hill
Corporation.


ITEM 2.  PROPERTIES

       Oil and Gas Properties.  Geological investigations are continuing on several prospects,
and oil and gas lease acquisition has been initiated.


       Mining Properties.   Gold Hill is continuing to evaluate gold prospects in Nevada and has
acquired mining leases in Elko County, near the Carlin Trend, one of the richest gold mining regions of the world.


ITEM 3.  LEGAL PROCEEDINGS

    There are no pending legal proceedings, to which Gold Hill is a party or of which any of its property is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The annual shareholders meeting for the fiscal year ending June 30, 1998 will be held in the month of December, 1998. At that time, the 1998 directors' meeting will be held, and officer elections will take place. Until then, the officers elected during the 1997 meeting will continue to serve. The following was discussed and agreed upon at the 1998 directors' meeting held at Norman, Oklahoma:

1) Earl W. Smith was nominated and elected Chairman of the Board of Directors for the year ending June 30, 1998.

2) The following executive officers were elected for the year ending June 30, 1998:


        Earl W. Smith (1)            71             President and
                                                            Director

        T. J. Simek (2)              56             Vice-President
                                                            and Director

        Paul W. Smith (3)            38             Director

        Susan Nash, Ph.D.  (4)       40             Secretary-
                                                            Treasurer

(1) Earl W. Smith, President and Director:  Mr. Smith has been actively involved in geological exploration and development since 1954, after receiving B.S. and M.S. degrees in Geology from the University of Oklahoma.  He served as regional exploration geologist for Samedan Oil Corporation from 1954-1961.  In addition to exploration geology in both mining and the oil industries, Mr. Smith possesses corporate management experience, serving as the president of Siskon Corporation, a public company engaged in mining exploration, from 1970-1981.  Since 1981, he has been a successful independent geologist.

(2)  T.J. Simek, Vice President and Director:  Mr. Simek has been engaged in the oil and gas industry since 1959, gaining expertise in virtually every aspect of drilling and completion operations.  In addition to field operations management, Mr. Simek is actively involved in land acquisition and leasing.  Since 1978, Mr. Simek has served as the president of Simek Oil Properties, Inc., a private company engaged in oil drilling, completing, and producing.

(3)  Paul W. Smith, Director:  Mr. Smith has developed and supervised geological and geophysical field investigations for oil and gas, as well as gold exploration and development.  Further, he has developed computer modelling programs that result in more accurate processing of gravity and magnetic data.  While his degrees are in Geology (B.S.
Oklahoma, 1982, M.S. Oklahoma, 1992), he has obtained additional training geophysics, as well as valuable field experience, especially in the Nevada Basin and Range Province.
In addition, he has managed oil and gas exploration and development programs, including the acquisition of existing production.

(4)  Susan Nash, Ph.D. Secretary-Treasurer:  Ms. Nash's academic credentials include a B.S. in Geology, an M.A. in English, and extensive graduate work in economics.  She holds a Ph.D. in English from the University of Oklahoma.  In addition to ten years experience in exploration geology, Nash possesses well-rounded expertise in international research, marketing, and sales. Her areas of expertise include high-technology training programs via Internet, oil and gas industry technical sales, and industrial products, including machinery and raw materials.  She has led trade missions to South America, and has organized commercial, cultural, and educational events many international groups from countries such as Uzbekistan, Kazakhstan, Turkmenistan, Venezuela, Guatemala,
Mexico, and Paraguay with the goal of developing new markets in the United States.
Nash is currently Director of Engineering and Geosciences for the University of Oklahoma
College of Continuing Education.


PART II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

Markets for Common Stock. The market for Gold Hill's Common Stock is inactive at the present time, but the Company will be seeking an Over-the-Counter or lesser market depending upon its asset growth.

Private Placement.  The company is seeking to place 450,000 shares of its restricted common stock at $1.00 per share.  These units may only be offered and sold to those who meet the suitability standards for investment as expressed in an offering circular that accompanies the private placement memorandum.  During the past fiscal year, the company made no sales of stock.

       Dividends.  Gold Hill paid no cash dividends during the fiscal year ended June 30,
1998.  No dividends will be paid in the immediate future.  All profits and proceeds are to be reinvested in the company.  There is no open market for Gold Hill stock at this time, and none will be developed until conditions change to the satisfaction of management.

    At June 30, 1988, 4,682,322 shares of common stock were outstanding.


ITEM 6.  SELECTED FINANCIAL DATA

    Not applicable.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

    Gold Hill can be considered a start-up company, and management plans to obtain operating capital through joint ventures, geological consulting services, and private placements of restricted stock.  The proceeds of private placements will be used to fund the acquisition of favorable oil and gas prospects and testing of its Nevada gold prospects.

       Private Placement.  Further efforts will continue to make a private placement of
restricted stock at $1.00 per share.   The shares are restricted, and the price is $1.00
per share.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated financial statements, together with the report thereon of Ron Kirkpatrick, C.P.A., are contained within this report.

    The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-K as prescribed by the
Securities and Exchange Commission.  All material adjustments which, in the opinion of Management, were necessary for a fair presentation of the results for the interim periods have been reflected.


                                  Gold Hill Corporation
                                       Balance Sheet
                                       June 30, 1998

Current Assets
    BANK OF OKLAHOMA                   $           51,857.79
    BANK OF OKLAHOMA                                11,463.06
    BANK OF OKLAHOMA                             150,000.00
                      Total Current Assets       $
213,320.85

Fixed Assets
        FURNITURE AND FIXTURES      $                 138.46
        TANGIBLE EQUIPMENT                             31,952.75
        BURK #1 -- PIPE                                          13,870.71
        ACCUMULATED DEPRECIATION                                         (21,095.92)
                   Total Fixed Assets
 24,844.00

Other Assets


                      Total Assets                      $
      238,186.85

Current Liabilities
Equity
        COMMON STOCK                          $
470,400.00
        RETAINED EARNINGS
(383,431.04)
        PAID-IN CAPITAL
 247,904.00
         Current Income (Loss)                                                        (
96,686.11)

                 Total Equity                             $
       238,186.85

           Total Liabilities and Equity         $
238,186.85


                                   Gold Hill Corporation
                                     Income Statement
                            For the Period Ended June 30, 1998

                                         3 Months Ended                 12 Months ended
                                        June 30, 1998         Pct         June 30, 1998
        Pct
Revenue
  INTEREST INCOME       $     516.72             3.01       $   4,910.71              13.18
  OIL AND GAS REV            16,666.67          96.99          32,353.90              86.82

  ------------------------
TOTAL REV                           17,183.39        100.00          37,264.61
100.00

Cost of Sales
    DRILLING                 $   17,243.35                           $  17,243.35
    NEVADA GOLD PRJ    28,369.40                                89,894.93
    NEVADA PRJ - LEASE   1,238.68                                16,398.68

    Total Cost of Sales  $   46,851.43                           $123,536.96

-------------------------------------------------------------------------------------------
-
           Gross Profit $ ( 29,668.04)                        $ ( 86,272.35)

Operating Expenses
    DEPRECIATION        $      6,978.00                          $      6,978.00
    DUES & SUBSCRIPTS       475.00                                       710.00
    FILING FEES                          11.00
65.00
    LEGAL AND ACCTG           150.00                                         900.00
    MISC                                           9.54
          9.54
    OFFICE EXPENSE                00.00                                         211.12
    POSTAGE                                 0.00
192.00
    GENERAL EXPL. FEE            0.00                                          171.60
    TRANFER FEES                 378.00                                       1,176.50

TOTAL EXPENSES                 8,001.54                                    10,413.76

    Net Income (Loss)  $  (37,669.58)                         $      (96,686.11)




ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
           DISCLOSURE

    Not applicable.


PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

    There were no salaries or other compensation paid to executives during the fiscal year ending June 30, 1998.  The Company resolved to not pay salaries or compensation to executives during the upcoming year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

    Not applicable.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Oil Creek Production, a privately-held corporation owned by Simek and Smith has sold certain oil and gas leases to Gold Hill at cost since Gold Hill has limited capital and personnel, but Oil Creek retained an overriding royalty interest equal to the difference between 80 percent net revenue interest and the base lease net revenue interest.  Mr.
Smith will retain a small royalty in the Nevada Gold property.

    Management stock.   Part of Gold Hill's restricted stock is owned directly or
indirectly by present management as follows:


Direct                    Indirect


T. J. Simek                 Director                                    810,235

Paul W. Smith               Director                                    540,157

Earl W. Smith               Director                                  1,080,394

Susan Smith Nash     Secretary-          110,000                  50,000
                            Treasurer
                                         ______________________________________
Total Direct & Indirect
           shares                        110,000               2,480,786

Stock owned by management, acquired in the open market:

Susan Smith Nash     Secretary-             1,000
                            Treasurer

Earl W. Smith               Director                                    89,470


    Stock Options. The Company does not have a plan to grant any stock options to any of its officers or directors.


SIGNATURES

Pursuant to the requirements of Sections 13 and 14 (D) of the Securities Exchange Act
of 1934, the registrant has duly caused this report to be signed on its behalf of
Undersigned, there unto duly authorized.
GOLD HILL CORPORATION

By:______________________________________________


Date:____________________________________________