Form 10-Q
period 1998-03-31
GOLD HILL CORPORATION
filed 1999-01-15
CIK 774491

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended          Commission file number:
March 31, 1998                        2-99518-D

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

PART I


ITEM 1.  BUSINESS

Summary of Business: Quarter ended March 31, 1998.

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

Date: May 23, 1998