Form 10-Q
period 1998-09-30
GOLD HILL CORPORATION
filed 1999-01-15
CIK 774491

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended            Commission file number:
September 30, 1998               2-99518-D

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

PART I


ITEM 1.  BUSINESS
Results of Operations: For the quarter ending September 30, 1998, Gold Hill Corporation ("the Company") realized a net loss which is detailed in the financial section of this report. The decrease in earnings and cash flows reported for the period was due mostly to drilling and carrying costs of the Nevada gold project.

Summary of Business: Quarter ended September 30, 1998.

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

     Private Placement. Gold Hill is continuing to make a private placement of 450,000 shares of its common stock in order to finance a portion of the costs of the projects described above. The price of the shares is still $1.00 per share. Shares are expected to be sold prior to the end of calendar year 1998.


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


BALANCE SHEET
September 30, 1998

Assets
Current Assets
  Total Current Assets (Cash)         $    170,192

Fixed Assets
   Furniture and Fixtures                               138
   Tangible Equipment                               31,953
   Accumulated Depreciation                         (22,720)

Total Fixed Assets                      $            46,087

                            ________________________________
Total Assets                            $           275,856

Liabilities and Equity

Current Liabilities                        $    none
Equity
   Common Stock                $              470,400
   Retained Earnings                           (487,122)
   Paid In Capital                              247,904
   Current Income (loss)                 (      51,619  )
             Total Equity

Total Liabilities & Equity                 $    179,563

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

Date: November 23, 1998