Form 10-Q
period 1998-12-31
GOLD HILL CORPORATION
filed 1999-03-08
CIK 774491

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended            Commission file number:
December 31, 1998                    2-99518-D

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

        ___XXX_____              ____________
           Yes                        No

The number of shares of the common stock of the registrant outstanding: 4,809,322 shares

PART I


ITEM 1.  BUSINESS
Results of Operations: For the quarter ending December 31, 1998, Gold Hill Corporation ("the Company") realized a net loss which is detailed in the financial section of this report. The decrease in earnings and cash flows reported for the period was due mostly to drilling and carrying costs of the Nevada gold project.

Summary of Business: Quarter ended December 31, 1998.

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

     During 1998, Gold Hill drilled six reverse circulaton holes for a total of 7400 feet on its Gold Giant claims located about 18 miles northwesterly of Elko. Four of the holes penetrated the thick volcanic cover and into the underlying limestone rocks which are considered favorable as host rocks for gold deposition. Other holes in this area are being considered as soon as the muddy season is past, which will be sometime in late April or early May.

   General Operations. Gold Hill will continue its conservative policy of avoiding debt and maintaining very low overhead costs. No salaries will be paid or allowed to accrue at this time, nor will Gold Hill be charged for the use of office space currently provided by its principals.

   Private Placement. Gold Hill is continuing to make a private placement of 450,000 shares of its common stock in order to finance a portion of the costs of the projects described above. The price of the shares is still $1.00 per share. Approximately 127,000 shares were sold during the last quarter of 1998.


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

BALANCE SHEET
December 31, 1998

Assets
Current Assets
  Total Current Assets (Cash)     $ 261,724

Fixed Assets
   Furniture and Fixtures                     138
   Tangible Equipment                      31,953
   Accumulated Depreciation              ( 22,720 )

Total Fixed Assets                      $   9,370
                            ________________________________
Total Assets                            $ 271,094

Liabilities and Equity

Current Liabilities                       $    none
Equity
   Common Stock                           $ 597,400
   Retained Earnings                      (  487,121  )
   Paid In Capital                           247,904
   Current Income (loss)                  (  87,088   )
             Total Equity

Total Liabilities & Equity                 $ 271,094

ITEM 4. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Private Placement. Efforts to make private placement of restricted stock at $1.00 per share will continue. The company plans to maintain a minimum price for the private placement restricted stock at $1.00 per share for an additional six months, and that the effort would be extended for that time. In the event of drilling successes, Gold Hill may continue to market restricted stock in a private placement, but at a higher price per share, depending upon market conditions. In line with its conservative policies, the management of Gold Hill will not market more stock than its immediate capital needs in order to keep the number of shares outstanding at a minimum.

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

Date: February 3, 1999