Form 10-Q
period 1999-03-31
GOLD HILL CORPORATION
filed 1999-07-26
CIK 774491

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended            Commission file number:
March 31, 1999                    2-99518-D

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

PART I


ITEM 1.  BUSINESS
Results of Operations: For the quarter ending March 31, 1999, Gold Hill Corporation ("the Company") realized a net loss which is detailed in the financial section of this report.
The decrease in earnings and cash flows reported for the period was due mostly to carrying costs of the Nevada gold project.

Summary of Business: Quarter ended March 31, 1999.

Nevada Gold. The Company had planned to drill several more holes on its Nevada Gold project during early Spring after the muddy season ends, but considering the low price of gold and the depth of potential mineralization, a decision to postpone all exploration on the project was made. At the current gold price of $273 per ounce, there is little incentive in the industry to pursue prospects that may be 2,000 feet or more in depth. If a gold deposit does exist on Gold hill's acreage, it could be at those depths and would be difficult to market. Also, there is no evidence at this time that the price of gold will substantially increase in the near future, nor are major gold companies expected to generate much interest in deep projects until the price of gold returns to much higher levels. Meanwhile, Gold Hill will be conducting its search for gold in other areas where prospective gold deposits may be much shallower and more attractive to industry partners.

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

ITEM 2.  PROPERTIES

Oil and Gas Properties.     Geological investigations are
continuing on Oklahoma prospects, and oil and gas lease acquisition has been initiated. One or more oil tests will be drilled as soon as the prospects have been leased. The area of interest at this time is primarily in east-central
Oklahoma.

Mining Properties.   Gold Hill is continuing to evaluate the
gold potential under its leases and mining claims located in Elko County, Nevada.


ITEM 3.  LEGAL PROCEEDINGS

     There are no pending legal proceedings, to which Gold
Hill is a party or of which any of its property is the subject.

BALANCE SHEET
March 31, 1999

Assets
Current Assets
  Total Current Assets   (Cash)     $ 257,470

Fixed Assets
     Furniture and Fixtures                   138
     Tangible Equipment                    31,953
     Accumulated Depreciation            ( 22,720 )

Total Fixed Assets                      $   9,370
                            _________________________
Total Assets                            $ 266,840

Liabilities and Equity

Current Liabilities                     $    none
Equity
     Common Stock                       $ 597,400
     Retained Earnings                 (  487,121  )
     Paid In Capital                      247,904
     Current Income (loss)              (  91,343  )
               Total Equity

Total Liabilities & Equity              $ 266,840

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

Date: May 15, 1999