Form 10-Q
period 1999-12-31
GOLD HILL CORPORATION
filed 2001-01-04
CIK 774491

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended            Commission file number:
December 31, 1999                2-99518-D

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

PART I


ITEM 1.  BUSINESS
Results of Operations: For the quarter ending December 31, 1999, Gold Hill Corporation ("the Company") realized a small profit which is detailed in the financial section of this report. Most of the activity was directed toward oil and gas studies with minimal overhead expenditures.

Summary of Business: Quarter ended December 30, 1999.

 Nevada Gold. As stated in our 10K report as of June 30, 1999, Gold Hill abandoned all of its mining claims and leases in the Elko, Nevada area due to failure to discover economic gold to the depth drilled. Altogether over a period of several years the Company drilled approximately 15 reverse circulation holes on a significant structural feature to depths up to 1800 feet. To drill any deeper than these depths would be very expensive. Also, deep ore deposits are less attractive at today's depressed gold prices.

 During the current year, Gold Hill conducted gold surveys over other prospective areas in Nevada for potential gold trends and deposits at shallower depths. Early reconnaissance has been encouraging. The Company is planning more work during the early part of year 2000, and is hopeful of following up with an aggressive claim staking and drilling program. The area of interest is still in northern Nevada, which hosts many world class gold deposits, such as those of Placer Dome, Barrick Gold and Newmont Mining. Proven gold reserves in the state of Nevada are estimated at 100-200 million ounces. Some individual gold deposits contain more than 30 million ounces. A discovery of this magnitude would have a significant impact upon the Company.

 General Operations. Gold Hill will continue its conservative policy of avoiding debt and maintaining very low overhead costs. No salaries will be paid or allowed to accrue at this time, nor will Gold Hill be charged for the use of office space currently provided by its principals.

 Private Placement. Gold Hill is continuing to make a private placement of 450,000 shares of its common stock in order to finance a portion of the costs of the projects described herein. The price of the shares is still $1.00 per share.

ITEM 2.  PROPERTIES

Oil and Gas Properties.     During the year, Gold Hill participated
with
Oil Creek Production to the extent of a 25% working interest in the acquisition of oil and gas leases covering over 1,000 acres on a wildcat prospect located just north of Paden in east-central Oklahoma. The objective targets were lower Pennsylvanian sands, Hunton lime, and Wilcox sands of Ordovician age.

 During January of this current year (2000), Oil Creek Production drilled a hole to a depth of approximately 4,600 feet reaching the Second Wilcox sand. The well was not successful with only slight shows of gas in the Pennsylvanian sands and a non-commercial show of oil and gas in the Hunton Lime, a current producer adjoining our leases to the east. Upon geological review of the drilling results, it is the belief of management that the well was drilled on the down side of a nearby fault and that the prespect still has considerable merit, and could have oil and gas trapped in significant amounts on our acreage south of the fault. Studies are continuing. There is a strong possibility that another hole will be drilled on the prospect early in the current year, possibly in March or April.

Mining Properties.   Gold Hill is continuing to evaluate the gold
potential under its leases and mining claims located in Elko County, Nevada.


ITEM 3.  LEGAL PROCEEDINGS

 There are no pending legal proceedings, to which Gold Hill is a party or of which any of its property is the subject.

BALANCE SHEET
September 30, 1999

Assets
Current Assets
  Total Current Assets (Cash)         $ 312,995

Fixed Assets
 Furniture and Fixtures                   138
 Tangible Equipment                   31,953
 Accumulated Depreciation            ( 25,958 )
                            _________________________
Total Assets                            $ 319,128

Liabilities and Equity

Current Liabilities                     $    none
Equity
 Common Stock                     $ 597,400
 Retained Earnings                 (  566,953  )
 Paid In Capital                      247,904
 Current Income (loss)                 40,777


Total Liabilities & Equity              $ 319,128



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