Form 10-Q
period 2000-03-31
GOLD HILL CORPORATION
filed 2001-01-04
CIK 774491

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended            Commission file number:
March 31, 2000                 2-99518-D

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

PART I


ITEM 1.  BUSINESS
Results of Operations:  For the quarter ending March 31, 2000, Gold
Hill
Corporation ("the Company") realized a loss which is detailed in the financial section of this report. Most of the activity was directed toward oil and gas drilling and studies.

Summary of Business: Quarter ended March 31, 2000.

 As stated in our previous reports, Gold Hill abandoned all of its mining claims and leases in the Elko, Nevada area due to failure to discover economic amounts of gold to the depths drilled, which were up to 1,800 feet in some holes.

 Plans are presently being made to conduct extensive geological and geophysical reconnaissance studies in northern Nevada for gold deposits in the general area of the existing gold trends, such as the Carlin and Battle Mountain trends. Field geological and geophysical studies will be carried out during early summer and hopefully followed up with an
aggressive claim staking and drilling program.   From our studies to
date, we believe there are many large gold deposits remaining to be discovered in that area, even whole new trends. The Carlin gold trend is the most famous with several individual deposits containing in excess of 30 million ounces.  Although the current price of gold is around
$275
per ounce, we believe this price has a great deal of upside potential, and that this is a good time to pursue gold exploration, particularly in
Nevada, while exploration activity is at a low.

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

 During January of this current year (2000), Oil Creek Production drilled a hole to a depth of approximately 4,600 feet reaching the Second Wilcox sand. The well was not successful with only slight shows of gas in the Pennsylvanian sands and a non-commercial show of oil and gas in the Hunton Lime, a current producer adjoining our leases to the east. Upon geological review of the drilling results, it is the belief of management that the well was drilled on the down side of a nearby fault.

 After extensive geological studies, the recommendation was made not to drill another test on the acreage block. The only zone having any merit was probably limited to the Hunton lime which nearly always produces a great deal of water in this region of Oklahoma where the prospect was located. The cost of drilling salt water disposal wellwould be prohibitively expensive, considering the limited economic potential. The acreage block has been sold to a local exploration company interested in dewatering the Hunton. Thus, Gold Hill was able to salvage a small portion of its investment in the prospect.

 The Company is currently participating in the search for other oil and gas prospects in eastern Oklahoma and has identified several targets. If the acreage is open, the leases thereon will be leased and a well will be drilled as soon as possible. The minimum potential of any wildcat prospect must be at least one million barrels of oil in order to meet Gold Hill's evaluation criteria. Gold Hill is also studying prospects located in the West Texas area where the potential is much greater.

Mining Properties.   Gold Hill is continuing to evaluate the gold
potential.

ITEM 3.  LEGAL PROCEEDINGS

 There are no pending legal proceedings, to which Gold Hill is a party or of which any of its property is the subject.

BALANCE SHEET
March 31, 2000

Assets
Current Assets
  Total Current Assets (Cash)         $ 191,333

Fixed Assets
 Furniture and Fixtures                   138
 Tangible Equipment                   31,953
 Accumulated Depreciation            ( 25,958 )
                            _________________________
Total Assets                            $ 197,466

Liabilities and Equity

Current Liabilities                     $    none
Equity
 Common Stock                     $ 597,400
 Retained Earnings                 (  566,953  )
 Paid In Capital                      247,904
 Current Income (loss)             (   80,885  )


Total Liabilities & Equity              $  197,466



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

Oil and Gas Leases. Gold Hill is looking at additional oil and gas prospects to lease in the current year.

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