Form 10-K
period 2000-06-30
GOLD HILL CORPORATION
filed 2001-01-04
CIK 774491

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended            Commission file number:
June 30, 2000                            2-99518-D

 Colorado                           74-2446999
(State of incorporation)(I.R.S. employer identification number)

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

  ___XXX_____   ____________
     Yes     No

The number of shares of the common stock of the registrant outstanding as of June 30, 2000:

    4,809,322 shares



PART I

ITEM 1.  BUSINESS

Results of Operations.

 Earnings and Cash Flows from Operating Activities. For the fiscal year ending June 30, 2000, Gold Hill Corporation ("the Company") realized a net loss which is detailed in the financial section of this report. The decrease in earnings and cash flows reported for the period was due, primarily to oil well drilling and lease costs.

Summary of Business: 1999-2000.

 Nevada Gold. As stated in our previous reports, Gold Hill abandoned all of its mining claims and leases in the Elko, Nevada area due to failure to discover economic amounts of gold to the depths drilled, which were up to 1,800 feet in some holes.

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

 During January of this current year (2000), Oil Creek Production drilled a hole to a depth of approximately 4,600 feet reaching the Second Wilcox sand. The well was not successful with only slight shows of gas in the Pennsylvanian sands and a non-commercial show of oil and gas in the Hunton Lime. Upon geological review of the drilling results, it is the belief of management that the well was drilled on the down side of a nearby fault.

 After extensive geological studies, the recommendation was made not to drill another test on the acreage block. The only zone having any merit was probably limited to the Hunton lime which nearly always produces a great deal of water in this region of Oklahoma where the prospect was located. The cost of drilling salt water disposal well would be prohibitively expensive, considering the limited economic potential. The acreage block has been sold to a local exploration company interested in dewatering the Hunton. Thus, Gold Hill was able to salvage a small portion of its investment in the prospect.

 The Company is currently participating in the search for other oil and gas prospects in eastern Oklahoma. Several prospects have been identified and leasing is currently in progress through Oil Creek Production. Hopefully, a test well will be drilled during the latter part of the year. The minimum potential of any wildcat prospect must be at least one million barrels of oil in order to meet Gold Hill's evaluation criteria.

ITEM 3.  OPERATIONS

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


 The annual shareholders meeting for the fiscal year ending June 30, 2000 will be held in the month of December, 2000. At that time, the year 2000 directors' meeting will be held, and officer elections will take place. Until then, the present slate of officers will continue to serve:

 Earl W. Smith (1)      73   President and Director

    T. J. Simek (2)        58    Vice-President and Director

 Paul W. Smith (3)      40    Director

 Susan Nash, Ph.D. (4)  42    Secretary-Treasurer


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

(3) Paul W. Smith, Director: Mr. Smith has developed and supervised geological and geophysical field investigations for oil and gas, as well as gold exploration and development. Further, he has developed computer modeling programs that result in more accurate processing of gravity and magnetic data. While his degrees are in Geology (B.S. Oklahoma, 1982, M.S. Oklahoma, 1992), he has obtained additional training geophysics, as well as valuable field experience, especially in the Nevada Basin and Range Province. In addition, he has managed oil and gas exploration and development programs, including the acquisition of existing production.

(4) Susan Nash, Ph.D. Secretary-Treasurer: Dr. Nash's academic credentials include a B.S. in Geology, an M.A. in English, and extensive graduate work in economics. She holds a Ph.D. in English from the University of Oklahoma. In addition to ten years experience in exploration geology, Nash possesses well-rounded expertise in international research, marketing, and sales. Her areas of expertise include high-technology training programs via Internet, oil and gas industry technical sales, and industrial products, including machinery and raw materials. She has led trade missions to South America, and has organized commercial, cultural, and educational events many international groups from countries such as Uzbekistan, Kazakhstan, Turkmenistan, Venezuela, Guatemala, Mexico, and Paraguay with the goal of developing new markets in the United States. Nash is currently Director of Engineering and Geosciences for the University of Oklahoma College of Continuing Education.
PART II
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
  STOCKHOLDER MATTERS

Markets for Common Stock. The market for Gold Hill's Common Stock is inactive at the present time, but the Company will be seeking an Over-the-Counter or lesser market depending upon its asset growth. Or, Gold Hill may seek an industry buyer or merger.

Private Placement. The company is seeking to place 450,000 shares of its restricted common stock at $1.00 per share. These units may only be offered and sold to those who meet the suitability standards for investment as expressed in an offering circular that accompanies the private placement memorandum. During the past fiscal year, the company made no sales of stock.

  Dividends. Gold Hill paid no cash dividends during the fiscal year ended June 30, 2000. No dividends will be paid in the immediate future. All profits and proceeds are to be reinvested in the company. There is no open market for Gold Hill stock at this time, and none will be developed until conditions change to the satisfaction of management.

 At June 30, 2000, 4,809,322 shares of common stock were outstanding.

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



Gold Hill Corporation
Balance Sheet
June 30, 2000

Current Assets
 BANK OF OKLAHOMA         $     30,500.44
 BANK OF OKLAHOMA                3,958.77
 BANK OF OKLAHOMA              167,201.91
 A/R - Stockholders             16,406.83
                                  ------------
Total Current Assets          $     218,067.95

Fixed Assets
FURNITURE AND FIXTURES  $            138.46
TANGIBLE EQUIPMENT                31,952.75
ACCUMULATED DEPRECIATION         (28,777.92)
Total Fixed Assets                 3,313.29


Total Assets          $          221,381.24

Current Liabilities                none
Equity

COMMON STOCK         $           597,400.00
RETAINED EARNINGS               (566,953.10)
PAID-IN CAPITAL                  247,904.00
Current Income (Loss)           ( 56,969.66)
Total Equity                   $  221,381.24
Total Liabilities and Equity$     221,381.24


Gold Hill Corporation
Income Statement
For the Period Ended June 30, 2000

3 Months Ended               12 Months ended
June 30, 2000         Pct    June 30, 2000     Pct
Revenue
INTEREST INCOME
$ 3,072.48          10.94    $  10,119.83      13.45
OIL AND GAS REV
    0                              106.34
CONSULTING INCOME               40,000.00      53.17
OTHER INCOME
$ 25,000.00         89.06       25,000.00      33.23
------------------------
TOTAL REV
28,072.48           100.00      75,226.17     100.00

Cost of Sales
CYNTHIA #1 DRY HOLE 0.00    $  119,162.00     158.40
NEVADA GOLD PRJ     0.00         5,055.69       6.72
EXPLORATION EXPENSE 0.00         1,314.28       1.75
NEVADA LEASE EXPENSE                35.00       0.05
GEOLOGICAL EXPENSE  0.00            30.00       0.04
Total Cost of Sales
                            $  125,596.97     166.96
------------------------------------------------------------
Gross Profit
$28,072.48      100.00      $(50,379.80)       66.96

Operating Expenses
BANK SERVICING FEES
00.00            0.00             10.08        0.01
DEPRECIATION
$2,819.00                  $   2,819.00
DUES & SUBSCRIPTS
255.00                           490.00
LEGAL AND ACCTG
150.00          0.53             775.00       1.03
MISCELLANEOUS
378.98          1.35             540.83       0.72
POSTAGE
00.00          0.00              88.00        0.12
TRANSFER FEES
428.00                         1,836.50       2.49

TOTAL EXPENSES
4,157.48     14.81             6,598.86       8.77

Net Income (Loss)
$  23,915.00 85.19          $(56,969.66)    (75.73)
            ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE
Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

 There were no salaries or other compensation paid to executives during the fiscal year ending June 30, 1999. The Company resolved to not pay salaries or compensation to executives during the upcoming year.

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
                                   Direct   Indirect
T. J. Simek       Director        810,235
Paul W. Smith     Director        540,157
Earl W. Smith     Director      1,080,394

Susan Smith Nash  secretary-treasurer
                                  110,000    50,000

Total Direct shares: 110,000
Indirect shares:   2,480,786

Stock owned by management, acquired in the open market:

Susan Smith Nash  Secretary-Treasurer         1,000

Earl W. Smith   Director                     89,470


 Stock Options. The Company does not have a plan to grant any stock options to any of its officers or directors.

SIGNATURES

Pursuant to the requirements of Sections 13 and 14 (D) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of Undersigned, there unto duly authorized.

GOLD HILL CORPORATION