Form 10-Q
period 2000-09-30
GOLD HILL CORPORATION
filed 2001-01-04
CIK 774491

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended   September 30, 2000
Commission file number: 2-99518D

(State of incorporation)      Colorado
(I.R.S. employer identification number) 74-2-446999

Address:
GOLD HILL CORPORATION
2233 West Lindsey
Suite 117
Norman, Oklahoma
Zip code:  73069

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

[x] yes
[ ] no

The number of shares of the common stock of the registrant

outstanding: 4,809,322 shares

PART I

ITEM 1.  BUSINESS

Results of Operations:

For the quarter ending September 30, 2000, Gold Hill

Corporation ("the Company") realized a small profit which is detailed in the financial section of this

report.  Most of the activity was directed toward oil and gas studies with minimal overhead expenditures.


Summary of Business: Quarter ended September 30, 2000.

Nevada Gold. Gold Hill abandoned all of its mining claims and leases in the Elko, Nevada area due to failure to discover economic gold to the depth drilled. Altogether over a period of several years the Company drilled approximately 15 reverse circulation holes on a significant structural feature to depths up to 1800 feet. To drill any deeper than these depths would be very expensive. Also, deep ore deposits are less attractive at today's depressed gold prices.

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

During January of this current year (2000), Oil Creek Production drilled a hole to a depth of approximately 4,600 feet reaching the Second Wilcox sand.
The well was not successful with only slight shows of gas in the Pennsylvanian sands and a non-commercial show of oil and gas in the Hunton Lime, a current producer adjoining our leases to the east.
Upon geological review of the drilling results, it is the belief of management that the well was drilled on the down side of a nearby fault and that the prospect still has considerable merit, and could have oil and gas trapped in significant amounts on our acreage south of the fault. Studies are continuing. There is a strong possibility that another hole will be drilled on the prospect early in the current year, possibly in March or April.

Mining Properties. Gold Hill is continuing to evaluate the gold potential under its leases and mining claims located in Elko
County, Nevada.

ITEM 3.  LEGAL PROCEEDINGS

There are no pending legal proceedings, to which Gold Hill is a party or of which any of its property is the subject.

BALANCE SHEET
September 30, 2000

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



ITEM 4.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Private Placement. Efforts to make private placement of restricted stock at $1.00 per share will continue. The company plans to maintain a minimum price for the private placement restricted stock at $1.00 per share for an additional six months, and that the effort would be extended for that time.
In the event of drilling successes, Gold Hill may continue to market restricted stock in a private placement, but at a higher price per share, depending upon market conditions. In line with its conservative policies, the management of Gold Hill will not market more stock than its immediate capital needs in order to keep the number shares outstanding at a minimum.

Oil and Gas Leases. Gold Hill is looking at additional oil and gas prospects to lease in the forthcoming year.

Salaries and Operations Overhead. It was agreed that Gold Hill will continue its policy of paying no salaries to its officers and directors, and that it will continue to use the offices of its directors rentfree.

Stock Options. It was agreed that no stock options will be offered at this time.

SIGNATURES

Pursuant to the requirements of Sections 13 and 14 (D) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of Undersigned, there unto duly authorized.