Form 10-K
period 1999-06-30
GOLD HILL CORPORATION
filed 2001-01-08
CIK 774491

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended
Commission file number:
 June 30, 1999    2-99518-D

 Colorado
(State of incorporation)
74-2446999
(I.R.S. employer identification number)

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

[x] yes
[ ] no

The number of shares of the common stock of the registrant outstanding as of June 30, 1999:

4,682,322 shares



PART I


ITEM 1.  BUSINESS

Results of Operations.

 Earnings and Cash Flows from Operating Activities. For the fiscal year endingJune 30, 1999, Gold Hill Corporation ("the Company") realized a net loss which is detailed in the financial section of this report.
The
decrease in earnings and cash flows reported for the period was due, in part, to drilling and carrying costs of the Nevada gold project.


Summary of Business: 1998-99.

Nevada Gold. Due to the low price of gold, currently near $250/oz., and due to the failure to discover economic gold at depths under 1,000 feet, the company decided to abandon all of its mining claims and leases in the Elko, Nevada area. During the late fall of 1998, Gold Hill drilled 4 holes on a large sedimentary structure but failed to encounter sufficient encouragement to drill any deeper. All of the holes were drilled below 1200 feet, one below 1500 feet. At current gold prices, there is very little interest in the industry to explore for gold at these depths. The cost of drilling below 1500 feet becomes very expensive and is practically beyond the depth limits of reverse circulation-type drilling.

Considerable time and effort during 1999 was devoted to surface exploration of other areas in Nevada where large gold potential might be found at depths much less than 1,000 feet. It is the intent of the company to pursue specific targets beginning in early spring of 2000 assuming the price of gold does not sink much lower.

Oil and Gas Prospects. During the current year, the company began a leasing program on a relatively large oil and gas prospect located in east-central Oklahoma and will commence drilling as soon as the leasing has been completed. The prospect has the potential of several millions of barrels at a depth of under 5,000 feet.

Other oil and gas prospects are currently being studied elsewhere in Oklahoma.

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

Mining Properties.   Gold Hill is continuing to evaluate gold
Prospects in Nevada.


ITEM 3.  LEGAL PROCEEDINGS

There are no pending legal proceedings, to which Gold Hill is a party or of which any of its property is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual shareholders meeting for the fiscal year ending
June 30, 1999 will be held in the month of December 1999.
At that time, the 1999 directors' meeting will be held, and officer elections will take place. Until then, the officers elected during the 1997 meeting will continue to serve.
The following was discussed and agreed upon at the directors' meeting held at Norman, Oklahoma:

Earl W. Smith was nominated and elected Chairman of the Board of Directors for the year ending June 30, 1998.

The following executive officers were elected for the year ending
June 30, 1998:

Earl W. Smith (1)  72  President and Director

T. J. Simek (2)  57  Vice-President and Director

Paul W. Smith (3)  39  Director

Susan Nash, Ph.D.  (4) 41  Secretary-Treasurer

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

Paul W. Smith, Director: Mr. Smith has developed and supervised geological and geophysical field investigations for oil and gas, as well as gold exploration and development. Further, he has developed computer-modeling programs that result in more accurate processing of gravity and magnetic data. While his degrees are in Geology (B.S. Oklahoma, 1982, M.S. Oklahoma, 1992), he has obtained additional Training geophysics, as well as valuable field experience, especially in the Nevada Basin and Range Province. In addition, he has managed oil and gas exploration and development programs, including the acquisition of existing production.

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

Dividends. Gold Hill paid no cash dividends during the fiscal year ended June 30, 1999. No dividends will be paid in the immediate future. All profits and proceeds are to be reinvested in the company. There is no open market for Gold Hill stock at this time, and none will be developed until conditions change to the satisfaction of management.

At June 30, 1999, 4,682,322 shares of common stock were outstanding.


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


Gold Hill Corporation
Balance Sheet
June 30, 1999

Current Assets
 BANK OF OKLAHOMA                   $          62,020.18
 BANK OF OKLAHOMA                              12,179.80
 BANK OF OKLAHOMA                             165,456.00
 A/R - Stockholders                            22,562.63
   Drilling Advance -- N. Paden                10,000.00
               Total Current Assets           272,218.61

Fixed Assets
        FURNITURE AND FIXTURES      $             138.46
        TANGIBLE EQUIPMENT                     31,952.75
  ACCUMULATED DEPRECIATION                    (25,539.92)
         Total Fixed Assets                     6,554.29

Other Assets
         Total Assets      $                   278,769.90

Current Liabilities ----------------none-------------
Equity

COMMON STOCK
                  $                            597,400.00
RETAINED EARNINGS                             (487,121.15)
PAID-IN CAPITAL                                247,904.00
  Current Income  (Loss)                      (79,412.95)

   Total Equity    $                           278,769.90

Total Liabilities and Equity
        $                                       278,769.90



Gold Hill Corporation
Income Statement
For the Period Ended June 30, 1999

3 Months Ended  12 Months ended
June 30, 1999 Pct  June 30, 1999     Pct
Revenue
INTEREST INCOME
$ 15,867.03 3.01 $ 19,595.46     13.18
OIL AND GAS REV
0  42.93
------------------------
TOTAL REV
19,618.39        100.00

Cost of Sales
ABN WELL EXP        $    0.00     $8,491.71
NEVADA GOLD PRJ      0.00         69,169.14
NEVADA PRJ - LEASE   0.00         16,398.68

Total Cost of Sales  $ 15,867.03  92,059.53
--------------------------------------------
Gross Profit $ (15,867.03)      $ (72,441.14)

Operating Expenses
DEPRECIATION        $2,819.00       2,819.00
DUES & SUBSCRIPTS     540.0           825.00
FILING FEES       0.00                316.00
LEGAL AND ACCTG  150.00               750.00
OFFICE EXPENSE 00.00                  425.30
TRANSFER FEES  428.00               1,836.50

TOTAL EXPENSES 3,937.00             6,971.81
Net Income (Loss)
$  11,930.03                    $(79,412.95)



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