Form 10-Q
period 2000-09-30
GOLD HILL CORPORATION
filed 2001-01-08
CIK 774491

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

Corporation ("the Company") broke even, which is

detailed in the financial section of this

report.  Most of the activity was directed toward oil and gas studies with minimal overhead expenditures.


Summary of Business: Quarter ended September 30, 2000.

Mineral Exploration. During the quarter, the Company conducted a reconnaissance search for potential gold prospects in northern Nevada along the Carlin-Battle Mountain gold trends using remote radiometric surveys and surface geological evaluations. Also, an evaluation was made of gold prospect located in Spring Valley southerly of Virginia City along the Comstock Lode. Extensive study was also made of the Sleeper Mine area located north of Winnemucca. The mine, which produced nearly 2 million ounces of gold, is now dormant but has potential for extension deposits. Continued studies are in progress along with follow-up evaluation of prospective areas in the Battle Mountain trend. The Company may participate in the drilling of a few test holes with another party on a gold prospect located in Spring Valley as mentioned above. The area is noted for high-grade deposits. Although the Company is very interested in gold exploration, the price of gold is in the doldrums. Consequently there is not a lot of activity by the industry in wildcat gold exploration, particularly in the U.S.

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

ITEM 2.  PROPERTIES

Oil and Gas Properties.
The Company is placing most of its efforts toward oil and gas exploration since the price of oil and gas has more than doubled during the year. The Company is currently participating with Oil Creek Production Company in the search for oil and gas prospects in east-central Oklahoma where several prospects have already been identified and leasing thereof has been in progress. Oil and gas leases have been taken on three prospects to date. Drilling on two of the prospects is expected by year-end or early next year depending upon weather conditions and availability of rigs. The prospects are considered "wildcat" plays with significant potential. Each prospect if successful is expected to contain several million barrels of oil plus gas. However, as "wildcat" these activities should be considered high-risk.

ITEM 3.  LEGAL PROCEEDINGS

There are no pending legal proceedings, to which Gold Hill is a party or of which any of its property is the subject.

BALANCE SHEET
September 30, 2000

Assets
Current Assets
Total Current Assets  (Cash)             $ 218,496

Fixed Assets
      Furniture and Fixtures                   138
      Tangible Equipment                    31,953
      Accumulated Depreciation            ( 28,778 )
                            _________________________
Total Assets                             $ 221,809

Liabilities and Equity

Current Liabilities                     $    none
Equity
      Common Stock                       $ 597,400
      Retained Earnings                 (  623,923  )
      Paid In Capital                      247,904
      Current Income (loss)                    428


Total Liabilities & Equity              $ 221,809



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