Form 10-Q
period 2000-12-31
GOLD HILL CORPORATION
filed 2001-02-12
CIK 774491

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended   December 31, 2000
Commission file number: 2-99518D

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

PART I

ITEM 1.  BUSINESS

Results of Operations:

For the quarter ending December 31, 2000, Gold Hill

Corporation ("the Company") broke even, which is

detailed in the financial section of this

report.  Most of the activity was directed toward oil and gas studies with minimal overhead expenditures.


Summary of Business: Quarter ended December 31, 2000.

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

ITEM 2.  PROPERTIES

Oil and Gas Properties.
The Company is placing most of its efforts toward oil and gas exploration since the price of oil and gas has more than doubled during the year. The Company is currently participating with Oil Creek Production Company in the search for oil and gas prospects in east-central Oklahoma where several prospects have already been identified and leasing thereof has been in progress. Oil and gas leases have been taken on three prospects to date. Drilling on two of the prospects is expected in the first quarter depending upon weather conditions and availability of rigs. The prospects are considered "wildcat" plays with significant potential. Each prospect if successful is expected to contain several million barrels of oil plus gas. However, as "wildcat" these activities should be considered high-risk.

ITEM 3.  LEGAL PROCEEDINGS

There are no pending legal proceedings, to which Gold Hill is a party or of which any of its property is the subject.

BALANCE SHEET
December 31, 2000

Assets
Current Assets
Total Current Assets  (Cash)             $ 221,548

Fixed Assets
      Furniture and Fixtures                   138
      Tangible Equipment                    31,953
      Accumulated Depreciation            ( 28,778 )
                            _________________________
Total Assets                             $ 224,861

Liabilities and Equity

Current Liabilities                     $    none
Equity
      Common Stock                       $ 597,400
      Retained Earnings                 (  623,923  )
      Paid In Capital                      247,904
      Current Income (loss)                    3480


Total Liabilities & Equity              $ 224,861



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

Salaries and Operations Overhead. It was agreed that Gold Hill will continue its policy of paying no salaries to its officers and directors, and that it will continue to use the offices of its directors free of rent.

Stock Options. It was agreed that no stock options will be offered at this time.

SIGNATURES

Pursuant to the requirements of Sections 13 and 14 (D) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of Undersigned, there unto duly authorized.