Form 10-Q
period 2001-03-31
GOLD HILL CORPORATION
filed 2001-05-08
CIK 774491

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE
ACT OF 1934

For the quarter ended March 31, 2001
Commission file number:  2-99518D

State of incorporation:  Colorado
I.R.S. employer identification number:  74-2-446999

Address:
GOLD HILL CORPORATION
2233 West Lindsey, Suite 117
Norman, OK  73069

Registrant's telephone number, including area code:
(405) 329-0930

Securities registered pursuant to Section 12 (B) of the Act:

Title of each class:  None
Name of each exchange on which registered:  None

Common Stock:  $0.002 Par Value (Title of Each Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Commission Act of 1934 during the preceding 12 months (or shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

[x]    yes
[ ]     no

The number of shares of common stock outstanding of the registrant:
4,809,322

PART I

ITEM 1.  BUSINESS

Results of Operations:

For the quarter ending March 31, 2001, Gold Hill Corporation ("the Company") had little change, which is detailed in the financial section of this report. Most of the activity was directed toward oil and gas studies with minimal overhead expenditures.

Summary of Business:  Quarter ended March 31, 2001

Mineral Exploration. During the quarter, the Company continued its reconnaissance search for potential gold prospects in northern Nevada along the Carlin-Battle Mountain gold trends using remote radiometric surveys and surface geological evaluations. Also, further study was made of a gold prospect located in Spring Valley southerly of Virginia City along the Comstock Lode. Extensive study was also made of the Sleeper Mine area located north of Winnemucca. The mine, which produced nearly 2 million ounces of gold, is now dormant but has potential for extension deposits. Continued studies are in progress along with follow-up evaluation of prospective areas in the Battle Mountain trend. The Company may participate in the drilling of a few test holes with another party on a gold prospect in Spring Valley as mentioned above. The area is noted for high-grade deposits. Although the Company is very interested in gold exploration, the price of gold is in the doldrums. Consequently, there is not a lot of activity by the industry in wildcat gold exploration, particularly in the U.S.

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

ITEM 2:  PROPERTIES

Oil and Gas Properties. The Company is placing most of its efforts toward oil and gas exploration since the price of oil and gas has more than doubled during the year. The Company is currently participating with oil Creek Production Company in the search for oil and gas prospects in east-central Oklahoma where several prospects have already been identified and leasing thereof has been in progress. Oil and gas leases have been taken on three prospects to date. Drilling on at least one of the prospects is expected in the month of May depending upon weather conditions and availability of rigs. The prospects are considered "wildcat" plays with significant potential. Each prospect if successful is expected to contain several million barrels of oil plus gas. However, as "wildcat" these activities should be considered high-risk.

ITEM 3.  LEGAL PROCEEDINGS

There are no pending legal proceedings, to which Gold Hill is a party or of which any of its property is the subject.

BALANCE SHEET
March 31, 2001

Assets

Current Assets
Total Current Assets (cash)    $  219,785

Fixed Assets
     Furniture and Fixtures            138
     Tangible Equipment             31,953
     Accumulated Depreciation  (    28,778 )
                              -----------------------
Total Assets                   $  223,098

Liabilities and Equity

Current Liabilities                    $   none
Equity
     Common Stock               $   597,400
     Retained Earnings              623,923
      Paid-In Capital               247,904
      Current Income                   1,717

Total Liabilities and Equity    $    223,098

ITEM 4.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND
RESULTS OF OPERATIONS

Private Placement. Efforts to make a private placement of restricted stock at $1.00 per share will continue. The company plans to maintain a minimum price for the private placement for an additional six months, and that the effort would be extended for that time. In the event of drilling successes, Gold Hill may continue to market restricted stock in a private placement, but at a higher price per share, depending upon market conditions. In line with its conservative policies, the management of Gold Hill will not market more stock than its immediate capital needs in order to keep the number of shares outstanding at a minimum.

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

SIGNATURES

Pursuant to the requirements of Section 13 and 14 (D) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of Undersigned, there unto duly authorized.