Form 10-K
period 2001-06-30
GOLD HILL CORPORATION
filed 2001-08-29
CIK 774491

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended            Commission file number:
June 30, 2001                            2-99518-D

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

  ___XXX_____   ____________
     Yes     No

The number of shares of the common stock of the registrant outstanding as of June 30, 2001:

    4,809,322 shares



PART I

ITEM 1.  BUSINESS

Results of Operations.

 Earnings and Cash Flows from Operating Activities. For the fiscal year ending June 30, 2001, Gold Hill Corporation ("the Company") realized a small net loss which is detailed in the financial section of this report.
The decrease in earnings and cash flows reported for the period was due,

primarily to incidental expenses.

Summary of Business: 2000-2001.

 Nevada Gold. As stated in our previous reports, Gold Hill abandoned all of its mining claims and leases in the Elko, Nevada area due to failure to discover economic amounts of gold to the depths drilled, which were up to 1,800 feet in some holes.

 Plans are presently being made to conduct extensive geological and geophysical reconnaissance studies in northern Nevada for gold deposits in the general area of the existing gold trends, such as the Carlin and Battle Mountain trends. Field geological and geophysical studies will be carried out during late summer and hopefully followed up with an
aggressive claim staking and drilling program.   From our studies to
date, we believe there are many large gold deposits remaining to be discovered in that area, even whole new trends. The Carlin gold trend is the most famous with several individual deposits containing in excess of 30 million ounces. Although the current price of gold is around
$275 per ounce, we believe this price has a great deal of upside potential, and that this is a good time to pursue gold exploration, particularly in Nevada, while exploration activity is at a low.


ITEM 2.  PROPERTIES
Oil and Gas Properties. During the year, Gold Hill was given an option to participate with Oil Creek Production in a sizeable oil and gas prospect located in Lincoln County, Oklahoma. More than 2,000 acres were leased on the prospect followed by a wildcat test drilled through the Skinner formation at a depth of 3,900 ft. The test well resulted in a dry hole and was plugged. Gold Hill did not join in the well, and therefore incurred no losses. However, management of Oil Creek is conducting extensive geological and geophysical reviews of the prospect for possible oil and gas in a deeper zone. Gold Hill will have an option to participate in a new test or re-entry of the dry hole.

Through Oil Creek, Gold Hill is looking at other oil and gas prospects primarily in Oklahoma. The minimum potential of any wildcat prospect must be at least one million barrels of oil or gas equivalent in order to meet Gold Hill's evaluation criteria.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual shareholder's meeting for the fiscal year ending June 30, 2001 was held during the month of July 2001 by shareholders representing the majority of shares outstanding. At that time, the year 2002 directors' meeting was held and officer elections took place. The present slate of officers were re-elected to serve for the upcoming year. They are:

 Earl W. Smith (1)      74   President and Director

    T. J. Simek (2)     59   Vice-President and Director

 Paul W. Smith (3)      41   Director

 Susan Nash, Ph.D. (4)  43    Secretary-Treasurer


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

(3) Paul W. Smith, Director: Mr. Smith has developed and supervised geological and geophysical field investigations for oil and gas, as well as gold exploration and development. Further, he has developed computer modeling programs that result in more accurate processing of gravity and magnetic data. While his degrees are in Geology (B.S. Oklahoma, 1982,
M.S. Oklahoma, 1992), he has obtained additional training in geophysics,

as well as valuable field experience, especially in the Nevada Basin and

Range Province. In addition, he has managed oil and gas exploration and development programs, including the acquisition of existing production.

(4) Susan Smith Nash, Ph.D. Secretary-Treasurer: Dr. Nash's academic credentials include a B.S. in Geology, an M.A. in English, and extensive graduate work in economics. She holds a Ph.D. in English from the
University of Oklahoma. She has worked on projects relating to the petroleum industry and economic diversification in several countries, including Kazakhstan, Uzbekistan, Azerbaijan, Colombia, Venezuela, and other countries in South America.

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

  Dividends. Gold Hill paid no cash dividends during the fiscal year ended June 30, 2001. No dividends will be paid in the immediate future. All profits and proceeds are to be reinvested in the company. There is no open market for Gold Hill stock at this time, and none will be developed until conditions change to the satisfaction of management.

 At June 30, 2001, 4,809,322 shares of common stock were outstanding.

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




Gold Hill Corporation
Balance Sheet
June 30, 2001

Current Assets
 BANK OF OKLAHOMA         $     35,193.32
 BANK OF OKLAHOMA                1,394.73
 BANK OF OKLAHOMA              172,085.47
 A/R - Stockholders             10,772.83
                                  ------------
Total Current Assets       $   219,446.35

Fixed Assets
FURNITURE AND FIXTURES  $            138.46
TANGIBLE EQUIPMENT                31,952.75
ACCUMULATED DEPRECIATION         (31,413.92)
                                  --------------
Total Fixed Assets                   677.29


Total Assets          $          220,123.64

Current Liabilities                none
Equity

COMMON STOCK         $           597,400.00
RETAINED EARNINGS               (623,922.76)
PAID-IN CAPITAL                  247,904.00
Current Income (Loss)           (  1,257.60)
                                 ----------------
Total Equity                   $  220,123.64
Total Liabilities and Equity$     220,123.64


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

 There were no salaries or other compensation paid to executives during the fiscal year ending June 30, 2001. The Company resolved to not pay salaries or compensation to executives during the upcoming year.

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

Stock owned by management, acquired in the open market:
                                      Direct   Indirect
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