Form 10-Q
period 2001-09-30
GOLD HILL CORPORATION
filed 2001-11-07
CIK 774491

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
EXCHANGE
ACT OF 1934

For the quarter ended September 30, 2001
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

PART I

ITEM 1.  BUSINESS

Results of Operations:

For the quarter ending September 30, 2001, Gold Hill
Corporation ("the
Company") had little change, which is detailed in the financial section of this report. Most of the activity was directed toward oil and gas studies with minimal overhead expenditures.

Summary of Business:  Quarter ended September 30, 2001

Mineral Exploration. During the quarter, the Company continued its reconnaissance search for potential gold prospects in northern Nevada along the Carlin-Battle Mountain gold trends using remote radiometric surveys and surface geological evaluations. Also, further study was made of a gold prospect located in Spring Valley southerly of Virginia
City along the Comstock Lode. Extensive study was also made of the
Sleeper Mine area located north of Winnemucca. The mine, which produced nearly 2 million ounces of gold, is now dormant but has potential for extension deposits. Continued studies are in progress along with follow-up evaluation of prospective areas in the Battle Mountain trend.
The above-mentioned Spring Valley prospect was abandoned after more detailed surveys and geological studies were conducted concluding that the possible economic returns would be too low to justify the costs. Also, the prospect is in an environmentally sensitive area. However, further surveys will be made of the Sleeper Mine for the Possible existence of substantial extension deposits. Antoher survey is contemplated during late
Fall as well as further reconnaissance of the major gold trends in northern Nevada. Although the Company is very interested in gold exploration, the price of gold is in the doldrums.
Consequently, there is not a lot of activity by the industry in wildcat gold exploration, particularly in the U.S.

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

ITEM 2:  PROPERTIES

Oil and Gas Properties. The Company is placing most of its efforts toward oil and gas exploration since the price of oil and gas has more than doubled during the year. The Company is currently participating with oil Creek Production Company in the search for oil and gas prospects in east-central Oklahoma where several prospects have already been identified and leasing thereof has been in progress. Drilling of the Clearview Prospect located in Okfuskee County, Oklahoma to a depth of 2,530 ft was completed in October, resulting in a dry hole. Unfortuntely, the objective Booch oil sand was not sufficiently developed at the drillsite.
Further evaluation of the prospect is in progress. The prospects are considered "wildcat" plays with significant potential.
 Each prospect
if
successful is expected to contain several million barrels of oil plus gas. However, as "wildcat" these activities should be considered high-risk.

ITEM 3.  LEGAL PROCEEDINGS

There are no pending legal proceedings, to which Gold
Hill is a party
or
of which any of its property is the subject.

BALANCE SHEET
September 30, 2001

Assets

Current Assets
Total Current Assets (cash)    $  218,846

Fixed Assets
     Furniture and Fixtures            138
     Tangible Equipment             31,953
     Accumulated Depreciation  (    31,414 )
                              -----------------------
Total Fixed Assets             $       677

Total Assets                   $   219,523

Liabilities and Equity

Current Liabilities                    $   none
Equity
     Common Stock               $   597,400
     Retained Earnings             (625,180)
      Paid-In Capital               247,904
      Current Income (Loss)             600

Total Equity                    $   219,523
Total Liabilities and Equity    $   219,523

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