Form 10-Q
period 2001-12-31
GOLD HILL CORPORATION
filed 2002-04-01
CIK 774491

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
EXCHANGE
ACT OF 1934

For the quarter ended December 31, 2001
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

PART I

ITEM 1.  BUSINESS

Results of Operations:

For the quarter ending December 31, 2001, Gold Hill
Corporation ("the
Company") incurred a profit, which is detailed in the financial section of this report. The profit was due to geological consulting.
Most of the activity was directed toward oil and gas studies with minimal overhead expenditures.

Summary of Business:  Quarter ended December 31, 2001

Mineral Exploration. During the quarter, the Company continued its studies in search of for potential gold prospects in northern Nevada along the Carlin-Battle Mountain gold trends. Study was also made of the
Sleeper Mine area located north of Winnemucca. The mine, which produced nearly 2 million ounces of gold, is now dormant but has potential for extension deposits. Continued studies are in progress along with follow-up evaluation of prospective areas in the Battle Mountain trend.
Although the Company is very interested in gold exploration, the price of gold is not as high as management considers desirable.
Consequently, there is not a lot of activity by the industry in wildcat gold exploration, particularly in the U.S.

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

ITEM 2:  PROPERTIES

Oil and Gas Properties. The Company is placing most of its efforts toward oil and gas exploration since the price of oil and gas has more than doubled during the year. The Company is currently participating with Oil Creek Production Company in the search for oil and gas prospects in east-central Oklahoma where several prospects have already been identified. The prospects are considered "wildcat" plays with significant potential. Each prospect if successful is expected to contain several million barrels of oil plus gas. However, as "wildcat" these activities should be considered high-risk.

ITEM 3.  LEGAL PROCEEDINGS

There are no pending legal proceedings, to which Gold Hill is a party or of which any of its property is the subject.

BALANCE SHEET
December 31, 2001

Assets

Current Assets
Total Current Assets (cash)    $   327,933

Fixed Assets
    Furniture and Fixtures            138
    Tangible Equipment             31,953
    Accumulated Depreciation  (    31,414 )
                             -----------------------
Total Fixed Assets             $       677

Total Assets                   $   328,610

Liabilities and Equity

Current Liabilities            $   none
Equity
    Common Stock               $   597,400
    Retained Earnings             (625,180)
     Paid-In Capital               247,904
     Current Income (Loss)         108,487

Total Equity                    $   328,610
Total Liabilities and Equity    $   328,610

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