Form 10-Q
period 2002-09-30
GOLD HILL CORPORATION
filed 2002-11-12
CIK 774491

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549



FORM 10-Q



ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended

September 30, 2002



Commission file number:

2-99518-D



State of incorporation:

Colorado

I.R.S. employer identification number

74-2446999



GOLD HILL CORPORATION

2233 West Lindsey

Suite 117

Norman, Oklahoma

73069



Registrant's telephone number, including area code:

(405) 321-8371



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




Yes ___XXX_____

No ____________





The number of shares of the common stock of the registrant outstanding as of September 30, 2002:


4,809,322 shares







PART I



ITEM 1.  BUSINESS



Results of Operations.



Earnings and Cash Flows from Operating Activities.  For the quarter ending as listed above, Gold Hill Corporation ("the Company") realized a small gain which is detailed in the financial section of this report. The gain in earnings and cash flows reported for the period was due to interest income.



Summary of Business for this Quarter:



Mineral Exploration:

During the quarter, the Company continued its search for gold prospects in northern Nevada along the Carlin-Battle Mountain gold trends. Study was also made of the dormant Sleeper Mine and adjoining areas located about 50 miles north of Winnemucca.
 The mine, which produced nearly 2 million ounces of gold, has potential for extension deposits at depths below the past workings.




The company recently conducted an extensive survey of the entire
 Carlin and Battle Mountain gold trends using proprietary geophysical methods that penetrate the ground to considerable depth.
The search resulted in locating a large anomaly at the north end of the Battle Mountain gold trend in the area east of the small community of Paradise Valley.

 Subsequently, seventy-two lode mining claims were staked on BLM grounds.

  The anomaly is relatively large and could contain a major gold deposit.

 Preliminary test holes will be drilled in early Spring.
The price of gold, currently at around $315 per ounce is still considered low. Consequently, there is not a lot of activity by the industry in wildcat gold exploration, particularly in the U.S. However, the market for a large deposit at economic depths is excellent.



General Operations.

Gold Hill will continue its conservative policy of a voiding debt and maintaining very low overhead costs.
No salaries will be paid or allowed to accrue at this time.
Gold Hill will not be charged for the use of office space currently provided by its principals.




Private Placement.

Gold Hill is continuing to make a private placement of 450,000 shares of its common stock in order to finance a portion of the costs of the projects described herein. The price of the shares is still $1.00 per share.



ITEM 2.  PROPERTIES



Oil and Gas Properties. The Company is presently placing much of its efforts toward oil and gas exploration. The Company is currently participating with Oil Creek Production Company in search of oil and gas prospects in east-central and northern Oklahoma where several prospects have already been identified. The prospects are considered wildcat plays with significant potential.
Each prospect, if successful,
is expected to contain several million barrels of oil,
 plus associated gas. However, as wildcat these activities should be considered high-risk.



ITEM 3.  LEGAL PROCEEDINGS

There are no pending legal proceedings to which Gold Hill is a part or of which any of its property is the subject.




BALANCE SHEET

September 30, 2002



Assets



Current Assets

Total Current Assets (cash)       $318,304



Fixed Assets

   Furniture and Fixtures              138

   Tangible Equipment               31,953

   Accumulated Depreciation      (  32,091 )

                            -------------------

Total Fixed Assets                $    0



Total Assets                      $318,304



Liabilities and Equity



Current Liabilities:     $     none

Equity

   Common Stock         $  597,400

   Retained Earnings    $ (527,950)

   Paid-In Capital         247,904

   Current Income              905



Total Equity            $  318,302

Total Liabilities and Eq   318,302



ITEM 4.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
 FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


Private Placement.

Efforts to make a private placement of restricted stock at
 $1.00 per share will continue. The company plans to maintain a minimum price for the private placement for an additional six months, and that the effort would be extended for that time.

 In the even of drilling successes, Gold Hill may continue to market restricted stock in private placement, but at a higher price per share, depending upon market conditions.
In line with its conservative policies, the management of Gold Hill will not market more stock than its immediate capital needs in order to keep the number of shares outstanding at a minimum.



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