Form 10-Q
period 2002-12-31
GOLD HILL CORPORATION
filed 2003-03-04
CIK 774491

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended
December 31, 2002

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

Yes ___XXX_____
No ____________


The number of shares of the common stock of the registrant outstanding as of December 31, 2002:
4,809,322 shares



PART I

ITEM 1.  BUSINESS

Results of Operations.

Earnings and Cash Flows from Operating Activities.
For the quarter ending as
listed above, Gold Hill Corporation
("the Company") realized a small
loss which is detailed in the financial
section of this report.
The loss in earnings and cash flows
reported for the period was
due to expenses incurred in the Spring City
Gold Prospect located in Nevada.

Summary of Business for this Quarter:

Mineral Exploration:
During the quarter, the Company continued its search for gold prospects in northern Nevada along the famous Carlin and Battle Mountain gold trends. Study was also made of several past gold camps off trend.

The Company conducted an extensive survey of these trends using a proprietary method referred to as the Frequency Analyzer which has certain depth penetration capability. The search resulted in locating a large gold-silver anomaly on the Carlin gold trend in the pediment about 6 - 8 miles northeast of the small community of Paradise Valley.
Subsequently, in October, 72 lode mining claims were staked on public lands controlled by the Bureau of Land Management (BLM). During January and February of this current year, 2003, management made an in-depth study of the gold prospect on-ground using its proprietary exploration methods and elected to stake an additional 36 lode mining claims.
The gold anomaly appears to be exceptionally large with major potential in both gold and silver.
The prospect was named Spring City Gold Prospect, so named for the long abandoned small gold camp of Spring City 3 miles beyond the prospect in rugged mountain terrain. Spring City is totally abandoned, population zero.

The Spring City Gold Prospect must be considered a high risk venture because of its location in the pediment area in the range front concealed beneath several hundred feet of barren alluvium eroded off the adjoining mountain range. From management's recent studies the anomaly is large and relatively shallow. The Spring City district has attracted many companies from time to time, including several majors such as Newmont, but none has drilled in the pediment area. Preliminary test holes will be drilled in early Spring or Summer, depending upon gaining BLM permits, an available drill rig and favorable weather conditions. The price of gold has moved up from the doldrums of last year to current prices of $350 per ounce. This is not high, but yet sufficient to inspire an increase in exploration activity. The current market for a large deposit at economic depths is excellent. In the event of a major discovery, the Company will either sell, merge, or joint venture with one of the major gold producers.


Other potential gold deposits in Nevada have been identified. One in particular may be staked soon, depending upon further study. It is the intent of management to spread the risk with multiple prospects of both gold and oil rather than to place all its eggs in one basket. The focus of the Company is only upon prospects which, if successful, will impact the value of the stock in a major way.
The Spring City Gold Prospect has that potential.


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


BALANCE SHEET
December 31, 2002

Assets

Current Assets
Total Current Assets (cash)       $300,397

Fixed Assets
   Furniture and Fixtures              138
   Tangible Equipment               31,953
   Accumulated Depreciation      (  32,091 )
                            -------------------
Total Fixed Assets                $    0

Total Assets                      $300,397

Liabilities and Equity

Current Liabilities:     $     none
Equity
   Common Stock         $  597,400
   Retained Earnings    $ (527,950)
   Paid-In Capital         247,904
   Current Income          (16,957)

Total Equity            $  300,397
Total Liabilities and Eq   300,397

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