Form 10-Q
period 2003-03-31
GOLD HILL CORPORATION
filed 2003-06-09
CIK 774491

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended
March 31, 2003

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

Yes ___XXX_____
No ____________


The number of shares of the common stock of the registrant outstanding as of March 31, 2003:
4,930,322 shares



PART I

ITEM 1.  BUSINESS

Results of Operations.

Earnings and Cash Flows from Operating Activities.
For the quarter ending as
listed above, Gold Hill Corporation
("the Company") realized a
loss which is detailed in the financial
section of this report.
The loss in earnings and cash flows
reported for the period was
due to expenses incurred in the Spring City and Tonopah Gold Prospects located in Nevada.

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

Preliminary test holes
will be drilled in mid-summer, depending upon gaining BLM permits, an available drill rig and favorable weather conditions. The price of gold has moved up from the doldrums of last year to current prices of $350 per ounce. This is not high, but yet sufficient to inspire an increase in exploration activity. The current market for a large deposit at economic depths is excellent. In the event of a major discovery, the Company will either sell, merge, or joint venture with one of the major gold producers.


Other gold-silver prospects have been identified.
On in particular was staked during early February, located between the towns of Tonopah and Goldfield in Esmeralda County. A total of 56 load claim were staked. The prospect is referred to as the Tonapah property since the goeology appears to resemble that of the Tonopah type deposits rather than Goldfield. Bonanza gold-silver epithermal deposits occuring in quartz veins within volcanic were produced at Tonopah during the early 1900s.
This prospect is also located in a pediment concealed beneath several hundred feet of barren alluvium. It is the intent of management to spread the risk with multiple prospects of both gold and oil rather than to place all its eggs in one basket. The focus of the Company is only upon prospects which, if successful, will impact the value of its stock in a major way. The Spring City and Tonopah Gold
Prospects have that potential.


General Operations.
Gold Hill will continue its conservative policy of avoiding debt and maintaining very low overhead costs. No salaries will be paid or allowed to accrue at this time. Gold Hill will not be charged for the use of office space currently provided by its principals.


Private Placement.
Gold Hill is continuing to make a private placement of 450,000 shares of its common stock in order to finance a portion of the costs of the projects described herein. The price of the shares is still
$1.00 per share. During the quarter contained in this report, the Company sold 121,000 shares.


ITEM 2.  PROPERTIES

Oil and Gas Properties. The Company is continuing to focus efforts toward oil and gas exploration.
The Company is currently participating with Oil Creek
Production Company in search of oil and gas prospects in east-central Oklahoma where several prospects have been identified. The prospects are considered "wildcat" plays with significant potential.
Each prospect, if successful, is expected to contain several million barrels of oil, plus associated gas.
However, as "wildcat" these activities should be considered high-risk.


ITEM 3.  LEGAL PROCEEDINGS
There are no pending legal proceedings to which Gold Hill is a part or of which any of its property is the subject.


BALANCE SHEET
March 31, 2003

Assets

Current Assets
Total Current Assets (cash)       $375,916

Fixed Assets
   Furniture and Fixtures              138
   Tangible Equipment               31,953
   Accumulated Depreciation      (  32,091 )
                            -------------------
Total Fixed Assets                $    0

Total Assets                      $375,916

Liabilities and Equity

Current Liabilities:     $     none
Equity
   Common Stock         $  702,400
   Retained Earnings    $ (527,951)
   Paid-In Capital         247,904
   Current Income          (46,437)

Total Equity            $  375,916
Total Liabilities and Eq   375,916

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


Oil and Gas Leases.
Gold Hill is looking at additional oil and gas prospects to lease during the year.


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