Form 10-K
period 2003-07-31
GOLD HILL CORPORATION
filed 2003-10-03
CIK 774491

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
>
> Securities registered pursuant to Section 12 (B) of the Act:
>
> Title of each class:  None           Name of each exchange
>                                      on which registered:
>                                             None
>
> Securities registered pursuant to Section 12 (G) of the Act:
>
> Common Stock, $0.002 Par Value (Title of each class)
>
> Indicate by check mark whether the registrant (1) has filed all reports
> required to be filed by Section 13 or 15(D) of the Securities
Exchange
> Act of 1934 during the preceding 12 months (or shorter period that the
> registrant was required to file such reports,) and (2) has been subject
> to such filing requirements for the past 90 days.
>
>   ___XXX_____   ____________
>      Yes     No
>
> The number of shares of the common stock of the registrant outstanding
> as of June 30, 2002:
>
>     4,809,322 shares
>
>
>
> PART I
>
> ITEM 1.  BUSINESS
>
> Results of Operations.
>
>  Earnings and Cash Flows from Operating Activities.  For the fiscal
> year ending June 30, 2002, Gold Hill Corporation ("the Company")
realized
> a
> small net gain which is detailed in the financial section of this report.
> The increase in earnings and cash flows reported for the period was due
> primarily
> to an increase in consulting income.
>
> Summary of Business: 2001-2002.
>
> Nevada Gold. As stated in our previous reports, Gold Hill abandoned > all of its mining claims and leases in the Elko, Nevada area due to
> failure
> to discover economic amounts of gold to the depths drilled, which were
> up to 1,800 feet in some holes.
>
>  Plans are presently being made to conduct extensive geological and
> geophysical reconnaissance studies in northern Nevada for gold deposits
> in the general area of the existing gold trends, such as the Carlin
and
> Battle Mountain trends.  Field geological and geophysical studies will
> be carried out during late summer and hopefully followed up with an
> aggressive claim staking and drilling program.   From our studies to
> date, we believe there are many large gold deposits remaining to be
> discovered in that area, even whole new trends.  The Carlin gold trend
> is the most famous with several individual deposits containing in
> excess of 30 million ounces.  Although the current price of gold is around
> $315 per ounce, we believe this price has a great deal of upside
> potential,
> and that this is a good time to pursue gold exploration, particularly > in Nevada, while exploration activity is at a low.
>
>
> ITEM 2.  PROPERTIES
> Oil and Gas Properties.  During the year, Gold Hill was given an option to
>
> participate with Oil Creek Production in a sizeable oil and gas prospect
> located
> in Lincoln County, Oklahoma.  More than 2,000 acres were leased on the
> prospect
> followed by a wildcat test drilled through the Skinner formation at a > depth of 3,800 ft.
> The test well resulted in a dry hole and was plugged.  Gold Hill did not
> join in the well,
> and therefore incurred no losses.  However, management of Oil Creek is
> conducting
> extensive geological and geophysical reviews of the prospect for possible
> oil and
> gas in a deeper zone.  Gold Hill will have an option to participate in a
> new test
> or re-entry of the dry hole.  In the dry hole mentioned above, the
Skinner
> sand was
> not present.  our current studies indicate that the sane may be present
> downdip to the
> west as a large offshort stratigraphic trap.  An isopach of the sand is
> presently
> being made.  Large amounts of Skinner oil have been produced in the nearby
> Payson
> oil field.
>
> Through Oil Creek, Gold Hill is looking at other oil and gas prospects
> primarily
> in Oklahoma.  The minimum potential of any wildcat prospect must be at
> least one
> million barrels of oil or gas equivalent in order to meet Gold Hill's > evaluation criteria.
> One such prospect is the South Wanette Oil Field, originally drilled > during the 1950s
> and produced from the Layton sand at approximately 3,100 feet.
Although
> the field is
> now depleated, management believes there is deeper oil potential in the
> untested
> Calvin Sand reservoir at a depth of around 3,700 feet.  Detailed geologic
> studies
> are being carried out, including a radio-frequency survey of the
Calvin
> zone.  Early
> results appear promising.  A test well may be drilled later in the year,
> depending upon
> recommendations made from the study.  The Calvin sand has been a prolific
> producer in
> the area.  This test is considered medium to high risk.
>
>
> ITEM 3.  OPERATIONS
>
> General Operations. Gold Hill will continue its conservative policy > of avoiding debt and maintaining very low overhead costs. No salaries
> will be paid or allowed to accrue at this time, nor will Gold Hill be > charged for the use of office space currently provided by its principals.
>
>  Private Placement.  Gold Hill is continuing to make a private placement
> of
> its common stock in order to finance a portion of the costs of the
> projects described above.
>
>  Competition and Risks.  The U.S. oil and gas industry has suffered an
> economic decline that has resulted in reduced activity and widespread > business failures. The business environment is very competitive, and > there are a number of significant risks associated with oil and gas
> exploration and production, including operational as well as exploration.
>
>  Gold Hill Corporation intends to seek high-risk, high-potential
> prospects as well as lower-risk, lower-potential development ones.
> However, the major effort will be towards wildcat prospects with
> potential of 1,000,000 bbls or greater.
>
>  Regulation.   The domestic exploration for mineral, including oil
and
> gas, reserves is subject to various state and federal environmental
> laws, rules, and regulations.
>
>  Operators in the industry are subject to the Clean Water Act and
> damages which could arise out of environmental pollution.
>
> Corporate History. Gold Hill Corporation is an exploration company > focused on large wildcat major oil, gas, and gold prospects, which if > successful will significantly impact upon the value of the Company's > stock. In addition to the Nevada Gold prospect, Gold Hill is active in
> oil and gas exploration.
>
>  Although Gold Hill is a public company, it is considered to be a
> startup company and its stock does not presently trade. Management's > policy is to withhold stock trading until an important discovery is
> made.
>
>  Gold Hill's management is comprised of experienced and successful
> explorationists who are qualified to carry forth the goals and
> aspirations of the company.  The primary goal of the company is to
> discover a major deposit while avoiding debt. At the same time, the > company is focusing on retaining a large interest in each prospect so > that a discovery will have a dramatic impact on stock value to the
> benefit of the shareholders.
>
> Gold Hill's executive and operations offices are located in Oklahoma > at 2233 West Lindsey, Suite 117, Norman, Oklahoma 73069 (telephone
> 405-740-8740). Unless the context otherwise requires, the term "Gold > Hill" as used herein refers to Gold Hill Corporation.
>
> ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
>
> The annual shareholder's meeting for the fiscal year ending June 30,
2002
> was held during the month of July 2001 by shareholders representing the
> majority of shares outstanding.  At that time, the year 2002 directors'
> meeting
> was held and officer elections took place.  The present slate of officers
> were
> re-elected to serve for the upcoming year.  They are:
>
>  Earl W. Smith (1)      75   President and Director
>
>     T. J. Simek (2)     60   Vice-President and Director
>
>  Paul W. Smith (3)      42   Director
>
>  Susan Nash, Ph.D. (4)  44    Secretary-Treasurer
>
>
> (1) Earl W. Smith, President and Director:  Mr. Smith has been actively
> involved in geological exploration and development since 1954, after > receiving B.S. and M.S. degrees in Geology from the University of
> Oklahoma.  He served as regional exploration geologist for Samedan
Oil
> Corporation from 1954-1961.  In addition to exploration geology in both
> mining and the oil industries, Mr. Smith possesses corporate management
> experience, serving as the president of Siskon Corporation, a public > company engaged in mining exploration, from 1970-1981. Since 1981, he
> has been a successful independent geologist.
>
> (2)  T.J. Simek, Vice President and Director:  Mr. Simek has been
> engaged in the oil and gas industry since 1959, gaining expertise in > virtually every aspect of drilling and completion operations. In
> addition to field operations management, Mr. Simek is actively involved
> in land acquisition and leasing. Since 1978, Mr. Simek has served as > the president of Simek Oil Properties, Inc., a private company engaged
> in oil drilling, completing, and producing.
>
> (3) Paul W. Smith, Director: Mr. Smith has developed and supervised > geological and geophysical field investigations for oil and gas, as
> well as gold exploration and development. Further, he has developed > computer modeling programs that result in more accurate processing of > gravity
> and magnetic data.  While his degrees are in Geology (B.S. Oklahoma,
1982,
> M.S. Oklahoma, 1992), he has obtained additional training in geophysics,
> as well as valuable field experience, especially in the Nevada Basin
and
> Range Province. In addition, he has managed oil and gas exploration > and development programs, including the acquisition of existing
> production.
>
> (4)  Susan Smith Nash, Ph.D. Secretary-Treasurer:  Dr. Nash's
academic
> credentials include a B.S. in Geology, an M.A. in English, and
> extensive graduate work in economics.  She holds a Ph.D. in English from
> the
> University of Oklahoma.  She has worked on projects relating to the
> petroleum industry and economic diversification in several countries, > including Kazakhstan, Uzbekistan, Azerbaijan, Colombia, Venezuela, and
> other countries in South America.
>
> PART II
> ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER
> MATTERS
>
> Markets for Common Stock. The market for Gold Hill's Common Stock is > inactive at the present time, but the Company will be seeking an
> over-the-counter or lesser market depending upon its asset growth.
Or,
> Gold Hill may seek an industry buyer or merger.
>
> Private Placement. The company is seeking to place 450,000 shares of > its restricted common stock at $1.00 per share. These units may only > be offered and sold to those who meet the suitability standards for
> investment as expressed in an offering circular that accompanies the > private placement memorandum. During the past fiscal year, the company
> made no sales of stock.
>
>   Dividends.  Gold Hill paid no cash dividends during the fiscal year
> ended June 30, 2002.  No dividends will be paid in the immediate future.
> All profits and proceeds are to be reinvested in the company.
> There is no open market for Gold Hill stock at this time, and none will be
>
> developed until conditions change to the satisfaction of management.
>
>  At June 30, 2002, 4,809,322 shares of common stock were outstanding.
>
> ITEM 6.  SELECTED FINANCIAL DATA
>
>  Not applicable.
>
> ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
>   CONDITION AND RESULTS OF OPERATIONS
>
> Gold Hill can be considered a start-up company, and management plans > to obtain operating capital through joint ventures, geological
> consulting services, and private placements of restricted stock.
> The proceeds of private placements will be used to fund the acquisition
> of favorable oil and gas prospects and testing of its Nevada gold
> prospects.
>
>  Private Placement.  Further efforts will continue to make a private
> placement
> of restricted stock at $1.00 per share.   The shares are restricted,
and
> the
> price is $1.00 per share.
>
>  The company plans to maintain a minimum price for the private placement
> restricted stock at $1.00 per share for an additional six months, and that
>
> the effort would be extended for that time. In the event of drilling > successes, Gold Hill may continue to market restricted stock in a private
> placement at a higher price per share, depending upon market conditions.
> In line with its conservative policies, the management of Gold Hill will
> not
> market more stock than its immediate capital needs in order to keep the
> number
> of shares outstanding at a minimum.
>
>  Oil and Gas Leases.  Gold Hill is looking at additional oil and
> gas prospects to lease in the forthcoming year.
>
>  Salaries and Operations Overhead.  It was agreed that Gold Hill
> will continue its policy of paying no salaries to its officers
> and directors, and that it will continue to use the offices of its
> directors rent-free.
>
>  Stock Options.  It was agreed that no stock options will be offered at
> this time.
>
> ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
>
>  The consolidated financial statements, together with the report
> thereon of Ron Kirkpatrick, C.P.A., are contained within this report.
>
>  The accompanying unaudited consolidated financial statements have been
> prepared in accordance with the instructions to Form 10-K as prescribed
> by the Securities and Exchange Commission. All material adjustments > which, in the opinion of Management, were necessary for a fair
> presentation of the results for the interim periods have been reflected.
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