Form 10-K
period 2003-06-30
GOLD HILL CORPORATION
filed 2003-10-14
CIK 774491

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended            Commission file number:
June 30, 2003                            2-99518-D

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

  ___XXX_____   ____________
     Yes     No

The number of shares of the common stock of the registrant outstanding as of June 30, 2003:

    4,965,322 shares



PART I

ITEM 1.  BUSINESS

Results of Operations.

Earnings and Cash Flows from Operating Activities.
For the fiscal year ending June 30, 2003, Gold Hill Corporation
("the Company") realized a net loss which is detailed in the financial section of this report.
The decrease in earnings and cash flows
reported for the period was due,
primarily to expenses related to the Spring City and Tonopah gold prospects located in Nevada.

Summary of Business: 2002-03.
ITEM 1:  BUSINESS

Mineral Exploration.
During the year, the company continued its search for gold prospects in northern Nevada along the famous
Carlin and Battle Mountain gold trends. Study was also made of several past gold camps off-trend.

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

Preliminary test holes.
These will be drilled in the fall, depending upon gaining BLM permits, an available drill rig and favorable weather conditions. The price of gold has moved up from the doldrums of last year to current prices of $350 per ounce. This is not high, but yet sufficient to inspire an increase in exploration activity. The current market for a large deposit at economic depths is excellent. In the event of a major discovery, the Company will either sell, merge, or joint venture with one of the major gold producers.


Other gold-silver prospects have been identified.
One in particular was staked during early February, located between the towns of Tonopah and Goldfield in Esmeralda County. A total of 56 load claims were staked. The prospect is referred to as the Tonopah property since the geology appears to resemble that of the Tonopah type deposits rather than Goldfield. Bonanza gold-silver epithermal deposits occuring in quartz veins within volcanics were produced at Tonopah during the early 1900s.
This prospect is also located in a pediment concealed beneath several hundred feet of barren alluvium. It is the intent of management to spread the risk with multiple prospects of both gold and oil rather than to place all its eggs in one basket. The focus of the Company is only upon prospects which, if successful, will impact the value of its stock in a major way. The Spring City and Tonopah Gold prospects have that potential.

ITEM 2: PROPERTIES

Oil and Gas Properties.
The Company is also continuing to focus efforts toward oil and gas exploration. The Company is currently participating with Oil Creek Production Company in search of oil and gas prospects in east-central
Oklahoma where several prospects have been identified.
The prospects are considered "wildcat" plays with significant potential, but as "wildcats" these prospects should be considered high-risk.

The prospects currently under study have potential of 3 to 6 million barrels each, which if successful could favorably impact the share value of Gold Hill stock.
At least on of these prospects is expected to be included in a drilling program with the Nevada gold properties.

Much larger prospects have been identified, even in the giant class, located in other states, but they are too costly for Gold Hill to participate in at this time.
However, Gold Hill will attempt to seek joint venture partners.

ITEM 3:  OPERATIONS

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


Competition and Risks.
The business environment is very
competitive and there are a number of significant risks associated with oil and gas, and mineral exploration and production, including operations as well as exploration.

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

Although Gold Hill is a public company, it is considered to be a developing company and its stock does not presently trade.
Management's policy is to withhold stock trading until an important discovery is made.

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

 Gold Hill's executive and operations offices are located in Oklahoma at 2233 West Lindsey, Suite 117, Norman, Oklahoma 73069 (telephone 405-321-8371). Unless the context otherwise requires, the term "Gold Hill" as used herein refers to Gold Hill Corporation.

ITEM 4.  SUBMISSION OF MATTERS
TO A VOTE OF SECURITY HOLDERS

The annual shareholder's meeting for the fiscal year ending
June 30, 2003 was previously held by shareholders representing the majority of shares outstanding.
The present slate of officers were re-elected to serve for the upcoming year. They are:

 Earl W. Smith (1)           President and Director

    T. J. Simek (2)             Vice-President and Director

 Paul W. Smith (3)            Director

 Susan Nash, Ph.D. (4)      Secretary-Treasurer


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

Private Placement.
The company is seeking to place
450,000 shares of its restricted common stock at $1.00 per share. These units may only be offered and sold to those who meet the suitability standards for investment as expressed in an offering circular that accompanies the private placement memorandum. To date, the Company has sold about half of the offering.

Dividends.
Gold Hill paid no cash dividends during the fiscal year ended June 30, 2003. No dividends will be paid in the immediate future. All profits and proceeds are to be reinvested in the company. There is no open market for Gold Hill stock at this time, and none will be developed until conditions change to the satisfaction of management.

At June 30, 2003, 4,965,322 shares of common stock were outstanding.

ITEM 6.  SELECTED FINANCIAL DATA

 Not applicable.

ITEM 7.  MANAGEMENT'S DISCUSSION AND
ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Gold Hill is considered a developing company, and management plans to obtain operating capital through joint ventures, geological consulting services, and private placements of restricted stock. The proceeds of private placements will be used to fund the acquisition of favorable oil and gas prospects and testing of its Nevada gold prospects.

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



Gold Hill Corporation
Balance Sheet
June 30, 2003

Current Assets
 BANK OF OKLAHOMA         $     306,515.90
 BANK OF OKLAHOMA                    3,173.41
 BANK OF OKLAHOMA                102,958.53
 A/R - Stockholders                           5,188.82
 Paradise Valley Bond                       4,309.00
                                               ----------------------


Total Current Assets       $            422,145.66

Fixed Assets
FURNITURE AND FIXTURES  $                  138.46
TANGIBLE EQUIPMENT                         31,952.75
ACCUMULATED DEPRECIATION         (32,091.21)
                                                             --------------


Total Assets          $                               422,145.66

Current Liabilities                none
Equity

COMMON STOCK         $                      753,400.00
RETAINED EARNINGS                        (527,950.69)
PAID-IN CAPITAL                                  247,904.00
Current Income (Loss)                        (  51,207.75)
                                                            ----------------
Total Equity                   $                     422,145.66
Total Liabilities and Equity$                422,145.66


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS
OF THE REGISTRANT

ITEM 11.  EXECUTIVE COMPENSATION

 There were no salaries or other compensation paid to executives during the fiscal year ending June 30, 2003. The Company resolved to not pay salaries or compensation to executives during the upcoming year.

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

Management stock.   Part of Gold Hill's restricted stock is owned
or controlled directly or indirectly by present
management as follows:
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







6