Form 10-Q
period 2003-09-30
GOLD HILL CORPORATION
filed 2003-12-16
CIK 774491

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended            Commission file number:
September 30, 2003                            2-99518-D

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

  ___XXX_____   ____________
     Yes     No

The number of shares of the common stock of the registrant outstanding as of September 30, 2003:

5,040,322 shares



PART I

ITEM 1.  BUSINESS

Results of Operations.

Earnings and Cash Flows from Operating Activities.
For the quarter ending September 30, 2003, Gold Hill Corporation
("the Company") realized a net loss which is detailed in the financial section of this report.
The decrease in earnings and cash flows
reported for the period was due,
primarily to expenses related to the Spring City and Tonopah gold prospects located in Nevada.

Summary of Business this Quarter

ITEM 1:  BUSINESS

Mineral Exploration.
During the year, the company continued its search for gold prospects in northern Nevada along the famous
Carlin and Battle Mountain gold trends. Study is also continuing of several past gold camps off-trend.

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

Preliminary test holes.
These will be drilled as soon as possible, depending upon gaining BLM permits, an available drill rig and favorable weather conditions. The price of gold has moved up from the doldrums of last year to current prices of $375 per ounce. This is not high, but yet sufficient to inspire an increase in exploration activity. The current market for a large deposit at economic depths is excellent. In the event of a major discovery, the Company will either sell, merge, or joint venture with one of the major gold producers.


Other gold-silver prospects have been identified.
One in particular was staked during early February, located between the towns of Tonopah and Goldfield in Esmeralda County. A total of 56 load claims were staked. The prospect is referred to as the Tonopah property since the geology appears to resemble that of the Tonopah type deposits rather than Goldfield. Bonanza gold-silver epithermal deposits occurring in quartz veins within volcanics were produced at Tonopah during the early 1900s.
This prospect is also located in a pediment concealed beneath several hundred feet of barren alluvium. It is the intent of management to spread the risk with multiple prospects of both gold and oil rather than to place all its eggs in one basket. The focus of the Company is only upon prospects which, if successful, will impact the value of its stock in a major way. The Spring City and Tonopah Gold prospects have that potential.

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

The prospects currently under study have potential of 3 to 6 million barrels each, which if successful could favorably impact the share value of Gold Hill stock.
At least one of these prospects is expected to be included in a drilling program with the Nevada gold properties.

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

Regulation.
The domestic exploration for mineral, including oil and gas is subject to various state and federal environmental laws, rules, and regulations.

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

Gold Hill Corporation
Balance Sheet
September 30, 2003

Current Assets
 BANK OF OKLAHOMA         $     345,852.43
 BANK OF OKLAHOMA                    1,902.17
 ARVEST MONEY MARKET         103,350.98
 A/R - Stockholders                           5,188.82
 Paradise Valley Bond                       4,309.00
 Tonopah Gold Bond                            942.00
                                               ----------------------


Total Current Assets       $             461,545.40

Fixed Assets
FURNITURE AND FIXTURES  $                  138.46
TANGIBLE EQUIPMENT                         31,952.75
ACCUMULATED DEPRECIATION         (32,091.21)
                                                             --------------


Total Assets          $                               461,545.40


Current Liabilities                none
Equity

COMMON STOCK         $                      824,400.00
RETAINED EARNINGS                        (579,158.34)
PAID-IN CAPITAL                                  247,904.00
Current Income (Loss)                        (  31,600.26)
                                                            ----------------
Total Equity                   $                     461,545.40
Total Liabilities and Equity$                 461,545.40


SIGNATURES

Pursuant to the requirements of Sections 13 and 14 (D) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of Undersigned, there unto duly authorized.

GOLD HILL CORPORATION







1