Form 10-Q
period 2003-12-31
GOLD HILL CORPORATION
filed 2004-02-12
CIK 774491

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended            	Commission file number:
December 31, 2003                            2-99518-D

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

  ___XXX_____   ____________
     Yes     No

The number of shares of the common stock of the registrant outstanding as of December 31, 2003:

5,193,322 shares



PART I

ITEM 1.  BUSINESS

Results of Operations.

Earnings and Cash Flows from Operating Activities.
For the quarter ending December 31, 2003, Gold Hill Corporation
("the Company") realized a net loss which is detailed in the financial section of this report.
The decrease in earnings and cash flows
reported for the period was due,
primarily to expenses related to the Spring City and Tonopah gold prospects located in Nevada.

Summary of Business this Quarter

ITEM 1:  BUSINESS

Mineral Exploration.
During the year, the company continued its search for gold prospects in northern Nevada along the famous
Carlin and Battle Mountain gold trends. Study is also continuing of several past gold camps off-trend.

As previously reported, the Company conducted extensive surveys over these gold trends using a proprietary detection method referred to as the Frequency Analyzer which has deep penetration capability as well as long-range detection.
the search resulted in locating a large gold-silver anomaly on the northwest end of the Carlin gold trend in the pediment about six to eight miles northeast of the small community of Paradise Valley. The Battle Mountain gold trend is projected to intersect the Carlin gold trend at this prospect. The survey was followed up by staking 108 lode mining claims on public lands controlled by the Bureau of Land Management (BLM). The prospect was named Spring City Gold Prospect, so-named for the long-abandoned small gold-silver camp of Spring City located 3 miles beyond the prospect in rugged mountain terrain. Spring City is totally abandoned, population zero.
The gold anomaly on this prospect appears to be exceptionally large with major potential in both gold and silver occurring in meta-volcanics underlying alluvial fan sediments. Underlying the volcanics are meta-sedimentary rocks which may also host ore deposits at this prospect, similar to those found along the Carlin and Battle Mountain gold trends.

The Spring City Gold Prospect is considered a high-risk venture because of its location in the pediment area in the range front where there are no rock outcrops to study and where the prospect is concealed beneath several hundred feet of barren alluvium eroded off the adjoining mountain range composed of late flow volcanics. From management's studies, the anomaly is large and relatively shallow. The Spring City district has attracted many companies from time to time, including several majors such as Newmont and Amax, but none has drilled in the pediment area.

Six preliminary drill holes have been permitted and bonded with the BLM. Drilling is expected to commence by late spring or early summer depending upon drill rig availability and favorable weather conditions.

Early in 2003, management completed its exploration survey of the Tonopah-Goldfield area in central Nevada searching for hidden gold deposits around the famous gold-silver camps. A strong anomaly was detected in the pediment area about 10 miles north of the old gold mining camp of Goldfield in Esmeralda County. Subsequently, 64 lode mining claims were staked to cover the anomaly. Four preliminary drill holes were permitted and bonded with the BLM.
In early December, after waiting months for an available drill rig, two of the permitted holes were drilled. The first drill hole encountered an epithermal quartz vein, the host rock for the important gold-silver deposits of the area. The hole was considered a geological success, although the gold-silver values were only slightly anomalous. The second drill hole missed the vein. However, from the results of hole #1, management is very encouraged and is planning to secure permits from the BLM to drill follow-up holes in an attempt to find ore deposits in the vein zone. The prospect is considered shallow with depths under 300 feet to the top of the vein. Total depths are expected to be under 1,000 feet initially.

The price of gold has moved up substantially to more than $400 / ounce. This is not high, but yet sufficient to inspire an increase in exploration activity. The current market for a large deposit at economic depths is excellent. In the event of a major discovery, the Company will either sell, merge, or joint venture with one of the major gold producers.

In order to have an independent opinion on the drilling results, management employed consulting geologist, Bill Utterback, formerly chief geologist for AMAX at their Sleeper mine for 8 years in Humboldt
Co., Nevada, to manage and evaluate the drill cuttings program of the two holes drilled on this project. In his report, he states: "Several phases of additional exploratory drilling are enthusiastically recommended to define the epithermal vein zone discovered in hole GN-1. It is buried under 40 to 60 feet of alluvial fan gravel with no surface indications of its presence. It represents a totally "blind" new discovery that may prove to be an important new precious metals deposit. The objective of the next phase of drilling should be to define the lateral and vertical extent of the system and the location of potential ore zones. This would require at least 10,000 feet of additional drilling with a minimum cost of $140,000."


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


Private Placement.
Gold Hill is continuing to make a private placement of 450,000 shares of its common stock in order to finance a portion of the costs of the projects described above. During this quarter, the Company sold 153,000 shares at $1.00 per share.


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

 The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q as prescribed by the Securities and Exchange Commission. All material adjustments which, in the opinion of Management, were necessary for a fair presentation of the results for the interim periods have been reflected.

Gold Hill Corporation
Balance Sheet
December 31, 2003

Current Assets
 BANK OF OKLAHOMA         $     373,624.86
 BANK OF OKLAHOMA                       601.21
 ARVEST MONEY MARKET         103,742.23
 A/R - Stockholders                           5,188.82
 Paradise Valley Bond                       4,309.00
 Tonopah Gold Bond                            942.00
Treasuray Fund Account               100,239.90
                                               ----------------------


Total Current Assets       $             588,648.02

Fixed Assets
FURNITURE AND FIXTURES  $                  138.46
TANGIBLE EQUIPMENT                         31,952.75
ACCUMULATED DEPRECIATION         (32,091.21)
                                                             --------------


Total Assets          $                               588,648.02


Current Liabilities                none
Equity

COMMON STOCK         $                      966,400.00
RETAINED EARNINGS                        (579,158.34)
PAID-IN CAPITAL                                  247,904.00
Current Income (Loss)                        (  46,497.64)
                                                            ----------------
Total Equity                   $                     588,648.02

Total Liabilities and Equity$                 588,648.02


SIGNATURES

Pursuant to the requirements of Sections 13 and 14 (D) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of Undersigned, there unto duly authorized.

GOLD HILL CORPORATION





1