Form 10-Q
period 2004-03-31
GOLD HILL CORPORATION
filed 2004-05-25
CIK 774491

 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended Commission file number:

March 31, 2004 2-99518-D
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
___XXX_____ ____________
Yes No
The number of shares of the common stock of the registrant outstanding as of March 31, 2004:
5,238,322 shares

PART I
ITEM 1. BUSINESS
Results of Operations.
Earnings and Cash Flows from Operating Activities.
For the quarter ending March 31, 2004, Gold Hill Corporation
("the Company") realized a net loss which is detailed
in the financial section of this report.
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
The Spring City Gold Prospect is considered a high risk venture because of its location in the pediment area in the range front where there are no rock outcrops to study and where the prospect is concealed beneath several hundred feet of barren alluvium eroded off the adjoining mountain range composed of late flow volcanics.
From management’s studies, the anomaly is large and relatively shallow. The Spring City district has attracted many companies from time to time, including several majors such as Newmont and
Amax, but non has drilled in the pediment area. Depth to
Mineralization is estimated at approximately 650 ft.
Six preliminary drill holes have been permitted and bonded with the BLM. Drilling is expected to commence by late spring or early summer depending upon drill rig availability and favorable weather conditions.
Early in 2003, management completed its exploration survey of the Tonopah-Goldfield area in central Nevada searching for hidden gold deposits around the famous gold-silver camps. A strong
anomaly was detected in the pediment area about 10-15 miles
north of the old gold mining camp of Goldfield in Esmeralda County.
Subsequently, 64 lode mining claims were staked to cover the anomaly.
Four preliminary drill holes were permitted and bonded with the BLM.
In early December, after waiting months for an available drill rig, two of the permitted holes were drilled. The first drill hole encountered an epithermal quartz vein, the host rock for the important gold-silver deposits of the area. The hole was considered a geological success, although the gold-silver values were only slightly anomalous. The second drill hole missed the vein. However, from the results of hole
#1, management is very encouraged and is planning to secure permits from the BLM to drill follow-up holes in an attempt to find ore deposits in the vein zone. The prospect is considered shallow with depths under
300 feet to the top of the vein. Total drilling depths are expected to be under 1,000 feet initially.
The price of gold has moved up substantially to more than $400 / ounce.
This is not high, but yet sufficient to inspire an increase in exploration activity. The current market for a large deposit at economic depths is excellent. In the event of a major discovery, the Company may sell, merge, or joint venture with one of the major gold producers.
In order to have an independent opinion on the drilling results, management employed consulting geologist, Bill Utterback, formerly chief geologist for AMAX at their Sleeper mine for 8 years in Humboldt
Co., Nevada, to manage and evaluate the drill cuttings program of the two holes drilled on this project. In his report, he states: “Several phases of additional exploratory drilling are enthusiastically recommended to define the epithermal vein zone discovered in hole GN-1. It is buried under 40 to
60 feet of alluvial fan gravel with no surface
indications of its presence. It
represents a totally “blind” new discovery
that may prove to be an
important new precious metals deposit.
The objective of the next phase
of drilling should be to define the lateral and
vertical extent of the
system and the location of potential ore zones.
This would require at
least 10,000 feet of additional drilling with a
minimum cost of $140,000.”
During March and April, 2004, management conducted
a grid survey of the North Goldfield property on
150 – 300 ft centers using its proprietary frequency
analyzer. This work resulted in detection and outline
of a large gold-silver structural anomaly in a
quartz epithermal vein system extending southerly
from Drillhole GN-1 (Goldfield North-1). Other
anomalies were also detected further south
suggesting that our prospect may be part of an
important trend of undiscovered gold deposits.
Subsequently, in late April, management staked an
additional large block of lode claims to cover
these newly-found anomalies. The local BLM office
at Tonopah has approved our plan to drill
eight new testholes. Drilling is expected
to commence in June, depending upon rig
availability.
ITEM 2: PROPERTIES
Oil and Gas Properties.
The Company is also continuing to focus efforts toward
oil and gas exploration. The Company is currently
participating with Oil Creek Production Company
in search of oil and gas prospects in east-central
Oklahoma where several prospects have been identified.
The prospects are considered “wildcat” plays with
significant potential, but as “wildcats” these prospects
should be considered high-risk.
The prospects currently under study have potential
Of 1 to 5 million barrels each, which if successful could
favorably impact the share value of Gold Hill stock.
At least one of these prospects is expected to be included
in a drilling program with the Nevada gold properties.
Gold Hill is presently in the process of acquiring from
West Star Producing Company, a 25 percent working interest
in the South Wanette Layton Oil Unit, which includes
1520 unitized acres, five stripper wells, a tank battery
and flow lines. The property is located south of the
small town of Wanette, Oklahoma. The acquisition includes
a wildcat well to be drilled to test the Calvin sand lying
untested 800 feet below the existing productive Layton
oil sand zone at a depth of 3,800 – 3,900 feet. The Calvin
sand is an excellent oil reservoir and could contain several million barrels of oil under the unit acreage,
although it is considered high-risk – a wildcat. The test well will pass through the Layton oil sand at about 3,100 feet.
A well completed in the Layton oil sand would be
considered developmental and low-risk, but moderate
potential. Management will operate the drilling and
completion of the test well at actual costs after which
West Star will continue as operator of the unit subject
to a standard operating agreement.
An oil reserve study made of the Layton Oil
sand unit (1,520 acres) indicates potentially
recoverable oil reserves by improved waterflood
methods to be over 2 million barrels.
Management believes that a well drilled at the
proposed location will encounter oil in the
Layton oil sand that has not been adequately
drained by the offsetting wells and could contain
substantial oil recoverable by primary methods.
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
Gold Hill Corporation
Balance Sheet
March 31, 2004
Current Assets
BANK OF OKLAHOMA $ 384,589.58
BANK OF OKLAHOMA 4,956.80
ARVEST MONEY MARKET 104,130.25
A/R - Stockholders 2,075.51
Paradise Valley Bond 4,309.00
Tonopah Gold Bond 942.00
Treasuray Fund Account 100,552.62
----------------------

Total Current Assets $ 601,555.76
Fixed Assets
FURNITURE AND FIXTURES $ 588.46
TANGIBLE EQUIPMENT 31,952.75
ACCUMULATED DEPRECIATION (32,091.21)
--------------
Total Assets $ 602,005.76
Current Liabilities none
Equity
COMMON STOCK $ 1,011,400.00
RETAINED EARNINGS (579,158.34)
PAID-IN CAPITAL 247,904.00
Current Income (Loss) (78,139.90)
----------------
Total Equity $ 602,005.76
Total Liabilities and Equity $ 602,005.76
SIGNATURES
Pursuant to the requirements of Sections 13 and 14 (D) of the
Securities Exchange Act of 1934, the registrant
has duly caused this report to be signed on
its behalf of Undersigned, there unto duly authorized.
GOLD HILL CORPORATION