Form 10-K
period 2004-06-30
GOLD HILL CORPORATION
filed 2004-09-21
CIK 774491

 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

June 30, 2004

Commission file number:

2-99518-D

Colorado
(State of incorporation)

74-2446999

(I.R.S. employer identification number)

GOLD HILL CORPORATION
2233 West Lindsey
Suite 117
Norman, Oklahoma 73069

Registrant's telephone number, including area code:
(405) 321-8371

Securities registered pursuant to Section 12 (G) of the Act:

(Title of Each Class)
Common Stock, $0.002 Par Value

Name of each exchange on which registered: None

Indicate by check mark whether the registrant

(1) has filed all reports required to be filed by Section 13 or 15(D)

of the Securities ExchangeAct of 1934 during the

preceding 12 months (or shorter period that the
registrant was required to file such reports,)

Yes X

and (2) has been subject
to such filing requirements for the past 90 days.

No X

The number of shares of the common stock of the

registrant outstanding
as of June 30, 2004:
5,293,322 shares

PART I
ITEM 1. BUSINESS

Results of Operations.

Earnings and Cash Flows from Operating Activities.
For the year ending June 30, 2004, Gold Hill Corporation
("the Company") realized a net loss which is detailed
in the financial section of this report.

The net loss was due to exploration expenses

related to the Tonopah - N. Goldfield gold prospect

located in Nevada, and to the drilling and

completion of the West Star 1-6 oil and gas

well located in Oklahoma.

Summary of Business this Year
ITEM 1: BUSINESS

Mineral Exploration.
During the year, the company continued its search
for gold prospects in northern Nevada along the famous
Carlin and Battle Mountain gold trends. Study is also
continuing of several past gold camps off-trend,

particularly Tonopah and Goldfield in central Nevada.

As previously reported, the Company conducted extensive
surveys over these gold trends using a proprietary detection method referred to as the Frequency Analyzer which has
deep penetration capability as well as long-range detection.
The search resulted in locating a large gold anomaly
on the northwest end of the Carlin gold trend in the pediment about six to eight miles northeast of the small community of
Paradise Valley. The survey was followed up by

staking 108 lode mining claims on public lands
controlled by the Bureau of Land Management (BLM). The
prospect was named Spring City Gold Prospect, so-named for
the long-abandoned small gold-silver camp of Spring City
located 3 miles beyond the prospect in rugged mountain
terrain. Spring City is totally abandoned, population zero.
The gold anomaly on this prospect appears to be exceptionally large with major potential in gold.

The Spring City Gold Prospect is considered a high risk venture because of its location in the pediment area in the range front where there are no rock outcrops to study and where the prospect is concealed beneath several hundred feet of barren alluvium eroded off the adjoining mountain range composed of late flow volcanics.

From management’s studies, the anomaly is large and at moderate depths. The Spring City district has attracted many companies from time to time, including several majors such as Newmont and

Amax, but none has drilled in the pediment area. Depth to

mineralization is estimated at approximately 500-750 ft.

Six preliminary drill holes have been permitted and bonded with the BLM. Drilling has been delayed there due to our

exploration activities on the N. Goldfield prospect.

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

#1, management was very encouraged and secured permits

from the BLM to drill follow-up holes in an attempt to find ore deposits in the vein zone. The prospect is considered shallow with depths under

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

Subsequently, in late April, management staked an

additional large block of lode claims to cover

these newly-found anomalies. During June and July, 2004

eleven shallow holes (total 6,000’) were drilled

southerly of GN-1 in the epithermal vein system.

Although abundant quartz veining and iron oxide

were encountered, the gold values were very weak.

Management continues to be encouraged geologically.

more drill holes are planned to the south where

Strong anomalies have been detected. The anomalous

Area is over three miles in length trending towards

Goldfield.

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

One of these prospects was drilled.

In May 2004, Gold Hill participated in a well with

West Star Producing Company to earn a 25%

working interest in the South Wanette Layton Oil

unit, which includes 1520 unitized acres, five

stripper wells, a tank battery and flow lines. The

well was drilled to a depth of 4,000 feet and

completed in the Calvin oil sand which was the

main objective at about 3,860 ft. Initial production

was about 200-300,000 cu ft of gas/day with

small amounts of oil. Management believes it to

be an edge well and should be given a sand frac

to reach out into the sand channel where porosity

and permeability should be much greater. The well

has been shut in since its completion in May. The

well will be given a sand frac as soon as a rig is

available. Large amounts of oil are expected in

the channel.

The Layton oil sand was encountered in the

well at about 3,100 feet and had good

development.

An oil reserve study made of the Layton oil

sand unit (1,520 ac) indicates potentially recoverable

oil reserves by improved waterflood methods to be

over 2 million barrels, including perhaps as much

as 1 million barrels recoverable by primary methods.

The Layton oil zone has not yet been adequately

drained by previous production due to well spacing

and failed waterflood attempts.

Management will operate the well through completion

after which West Star will continue as operator of the

unit. Development of the Layton and Calvin zones

will be pursued by subsequent drilling.

ITEM 3: OPERATIONS

General Operations.

Gold Hill will continue its conservative policy of

avoiding debt and maintaining very low overhead

costs. No salaries will be paid or allowed to

accrue at this time. Gold Hill will not be

charged for the use of office space currently

provided by its principals.

Private Placement.

Gold Hill is continuing to make a private placement of

its shares of its common stock in order to

finance a portion of the costs of the projects

described above. During this quarter, the Company

sold 55,000 shares at $1.00 per share.

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

Corporate History. Gold Hill Corporation is an exploration company focused on large wildcat major oil, gas, and gold prospects, which if successful will significantly impact upon the value of the Company's stock. In addition to the Nevada Gold prospecting, Gold Hill is active in oil and gas exploration.

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

ITEM 4. SUBMISSION OF MATTERS
TO A VOTE OF SECURITY HOLDERS

The annual shareholder's meeting for the fiscal year ending
June 30, 2004 was previously held by shareholders
representing the majority of shares outstanding.
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

Private Placement.
The company is seeking to privately place shares
of its restricted common stock at $1.00 per share.
These units may only be offered and sold to
those who meet the suitability standards for investment
as expressed in an offering circular that accompanies
the
private placement memorandum.

Dividends.
Gold Hill paid no cash dividends during the
fiscal year ended June 30, 2004. No dividends will be
paid in the immediate future. All profits and proceeds
are to be reinvested in the company.
There is no open
market for Gold Hill stock at this time, and none will be
developed until conditions change to the satisfaction
of management.

At June 30, 2004, 5,293,322 shares of common stock
were outstanding. There are approximately 140
shareholders.

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

ITEM 8:
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

Gold Hill Corporation
Balance Sheet
June 30, 2004

Current Assets
BANK OF OKLAHOMA
$ 205,414.49
BANK OF OKLAHOMA 77,967.50
ARVEST MONEY MARKET 104,336.59
A/R - Stockholders 2,075.51
Paradise Valley Bond 4,309.00
Tonopah Gold Bond 942.00
Treasury Fund Account 100,866.31
A/R –
Stockholders 2,075.51
----------------------

Total Current Assets $ 495,911.40

Fixed Assets
FURNITURE AND FIXTURES $ 588.46
WEST-STAR 1-6 146,951.00
TANGIBLE EQUIPMENT 31,952.75
ACCUMULATED DEPRECIATION
(32,091.21)
--------------
Total Fixed Assets 147,401.00

Total Assets $ 643,312.40

Current Liabilities none
Equity

COMMON STOCK $ 1,066,400.00
RETAINED EARNINGS (579,158.34)
PAID-IN CAPITAL 247,904.00
Current Income (Loss) (91,833.26)
----------------
Total Equity $ 643,312.40

Total Liabilities and Equity $ 643,312.40

PART III

ITEM 10. DIRECTORS AND EXECUTIVE
OFFICERS
OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

There were no salaries or other compensation paid to executives during the fiscal year ending June 30, 2004. The Company resolved to not pay salaries or compensation to executives during the upcoming year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
OWNERS AND MANAGEMENT

Not applicable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Oil Creek Production, a privately-held corporation owned by Simek and
Smith is the manager of the West Star 1-6 well through completion at cost. West Star Producing Company is wholly owned by director,
Paul Smith. Mr.Smith will retain a small royalty in the Nevada gold properties.

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