Form 10-Q
period 2004-09-30
GOLD HILL CORPORATION
filed 2004-12-29
CIK 774491

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

September 30 , 2004

Commission file number: 2-99518-D

State of incorporation: Colorado

I.R.S. employer identification number: 74-2446999

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
Yes: X

The number of shares of the common stock of the registrant outstanding as of September 30, 2004:
5,293,322 shares

PART I
ITEM 1. BUSINESS

Results of Operations.
Earnings and Cash Flows from Operating Activities.

For the quarter ending September 30, 2004, Gold Hill Corporation
("the Company") realized a net loss which is detailed
in the financial section of this report.
The decrease in earnings and cash flows
reported for the period was due,
primarily to expenses related to the Tonopah gold prospects located in Nevada.

Mineral Exploration.

During the year, the Company continued its search for gold in Nevada. Currently, it holds lode mining claims on two large prospects. One is located along the northwest end of the Carlin gold trend east of Paradise Valley in the pediment area about 3 miles from the old abandoned gold-silver camp of Spring City.

Here, the Company holds 108 lode mining claims covering the prospect, which is expected to be tested by drill during the drill season in 2005. The prmary target is disseminated gold in sedimentary rocks similar in occurrence to deposits found along the Carlin trend. Six holes have been bonded with the BLM.

The other prospect is located about 10 miles north of Goldfield, Nevada, in pediments. Here the Company holds 156 lode mining claims. To date, 13 shallow test holes have been drilled. The holes encountered an epithermal vein system but only anomalous gold was found. Since then, the Company conducted a detailed grid line study of the area to evaluate the drilling plus other ground located directly to the south. A large altered intrusive granite structure was detected at depth which most likely has a relationship to any gold deposition found in the overlying volcanics, analagous to the gold deposits of Goldfield to the south. The structure is located about 3/4 miles south of the drilled area.

The rich gold deposits of Goldfield were found in volcanics directly above highly altered Alaskite within the underlying granite structure. Altered Alaskite at the subject prospect appears to be much more extensive than at Goldfield, suggesting the presence of important ore depsits is very promising. This particular Alaskite which is hydrothermally altered granite is found in outcrop on Columbia Mountain, associated with gold vein deposits. Drilling is expected to commence in late Spring, depending upon drill hole bonding with the Bureau of Land Management (BLM), weather conditions, and drill rig availability. Top of mineralization is expected to be relatively shallow, ranging in depth from about 250-600 feet.

The price of gold is currently around $440 per ounce, which has inspired a significant amount of gold exploration. The result has been a shortage of drill rigs. The current market for a large gold deposit at economic depths is excellent. In the event of a major discovery, the Company may sell, merge, or joint venture with one of the major gold producers.

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

In May 2004, Gold Hill participated in a well with West Star Producing Company to earn a 25% working interest in the South Wanette Layton Oil Unit, which includes 1520 unitized acres, five stripper wells, a tank battery, and flow line. The well was drilled to a depth of 4,000 feet and completed in the Calvin sand, which was the main objective at about 3,865 feet. The well was completed as a gas well with small amounts of condensate. Initial production was approximately 770,000 cu ft of gas/day. Management believes it to be on the edge of a channel sand which is projected to contain a large amount of oil. The Company expects to participate in a new well to be drilled in the channel for oil, and may increase its ownership in the field. The gas well is presently shut in, waiting on a gas contract.

The Layotn oil sand was encountered in the gas well at about 3100 feet and has good development. A recent oil reserve study made of the Layton oil sand unit (1520 ac) indicates potentially recoverable oil reserves by improved water flood methods to be from 2-6 million barrels, including perhaps as much as 1-2 million barrels recoverable by primary methods. The Layton oil zone has not been adequately drained by previous production due to well spacing, paraffin blockage, and failed waterflood attempts.

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

Private Placement.
Gold Hill is continuing to make a private placement of its common stock in order to finance a portion of the costs of the projects described above. During this quarter, the Company
sold no shares.

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

Corporate History.

Gold Hill Corporation is an exploration company focused on large wildcat major oil, gas, and gold prospects, which if successful will significantly impact upon the value of the Company's stock. In addition to the Nevada Gold prospects, Gold Hill is active in oil and gas exploration.

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

Gold Hill Corporation
Balance Sheet

September 30, 2004

Current Assets
BANK OF OKLAHOMA $ 125,882.06
BANK OF OKLAHOMA $8,638.89
ARVEST MONEY MARKET 104,595.10
A/R - Stockholders 2,075.51
Paradise Valley Bond 4,309.00
Tonopah Gold Bond 942.00
Treasury Fund Account 101,197.73
----------------------

Total Current Assets $ 347,640.29

Fixed Assets
FURNITURE AND FIXTURES $ 588.46
TANGIBLE EQUIPMENT 31,952.75
ACCUMULATED DEPRECIATION (32,091.21)

West Star 1-6 $166,951.00

Total Fixed Assets: $167,401.00
--------------
Total Assets $ 515,041.29

Current Liabilities: none

Equity
COMMON STOCK $ 1,006,400.00
RETAINED EARNINGS (670,991.60)
PAID-IN CAPITAL 247,904.00
Current Income (Loss) (128,271.11)
----------------
Total Equity $ 515,041.29
Total Liabilities and Equity $ 515,041.29

SIGNATURES
Pursuant to the requirements of Sections 13 and 14 (D) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of Undersigned, there unto duly authorized.

GOLD HILL CORPORATION