Form 10-Q
period 2005-03-31
GOLD HILL CORPORATION
filed 2005-05-06
CIK 774491

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the financial period ended

March 31 , 2005

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
Yes: X

The number of shares of the common stock of the registrant outstanding as of March 31, 2005:
5,393,322 shares

PART I
ITEM 1. BUSINESS

Results of Operations.
Earnings and Cash Flows from Operating Activities.

For the current quarter, Gold Hill Corporation ("the Company") realized a small net loss which is detailed in the financial section of this report. The decrease in earnings and cash flows reported for the period was due primarily to expenses related to the N. Goldfield gold prospect located in Nevada.

Mineral Exploration.

During the year, the Company continued its search for gold in Nevada. Currently, it holds lode mining claims on two large prospects. One is located along the northwest end of the Carlin gold trend east of Paradise Valley in the pediment area about 3 miles from the old abandoned gold-silver camp of Spring City.

Here, the Company holds 108 lode mining claims covering the prospect, which may be tested by drill during the drill season in 2005. The primary target is disseminated gold in sedimentary rocks similar in occurrence to deposits found along the Carlin trend. Six holes have been bonded with the BLM.

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

The rich gold deposits of Goldfield were found in volcanics directly above highly altered Alaskite within the underlying granite structure. Altered Alaskite at the subject prospect appears to be much more extensive than at Goldfield, suggesting the presence of important ore deposits is very promising. This particular Alaskite which is hydrothermally altered granite is found in outcrop on Columbia Mountain, associated with gold vein deposits. Drilling is expected to commence mid-year, depending upon drill hole bonding with the Bureau of Land Management (BLM), weather conditions, and drill rig availability. Top of mineralization is expected to be relatively shallow, ranging in depth from about 250-600 feet.

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

In May 2004, Gold Hill participated in a well with West Star Producing Company to earn a 25% working interest in the South Wanette Layton Oil Unit, which includes 1520 unitized acres, five stripper wells, a tank battery, and flow line. The well was drilled to a depth of 4,000 feet and completed in the Calvin sand, which was the main objective at about 3,865 feet. The well was completed as a gas well with small amounts of condensate. Initial production tests were approximately 770,000 cu ft of gas/day. Management believes it to be on the edge of a channel sand which is projected to contain a considerable amount of oil. The Company expects to participate in a new well to be drilled in the channel for oil, and may increase its ownership in the field. The gas well is presently producing 200,000 cu ft/day. If oil is discovered in the proposed well, the gas well may be shut in to conserve the reservoir drive.

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

Competition and Risks.
The business environment is very competitive and there are a number of significant risks associated with oil and gas, and mineral exploration and production, including operations as well as exploration. Gold Hill Corporation intends to seek high-risk, high-potential prospects as well as lower-risk, lower-potential development ones. However, the major effort will be towards wildcat oil prospects with potential of 1,000,000 bbls or greater, and gold prospects with potential greater than 1,000,000 oz.

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

Gold Hill Corporation
Balance Sheet

March 31 , 2005

Current Assets
BANK OF OKLAHOMA $ 196,904.37
BANK OF OKLAHOMA $ 6,958.72
ARVEST MONEY MARKET $105,460.49
A/R - Stockholders $ 2,075.51
Paradise Valley Bond $4,309.00
Tonopah Gold Bond $942.00
Treasury Fund Account 102,071.10
----------------------

Total Current Assets $ 419,762.19

Fixed Assets
FURNITURE AND FIXTURES $ 588.46
TANGIBLE EQUIPMENT 31,952.75
ACCUMULATED DEPRECIATION (32,091.21)

West Star 1-6 $186,951.00

Total Fixed Assets: $187,401.00
--------------
Total Assets $ 607,163.19

Current Liabilities: none

Equity
COMMON STOCK $ 1,116,400.00
RETAINED EARNINGS (670,991.60)
PAID-IN CAPITAL 247,904.00
Current Income (Loss) (136,149.21)
----------------
Total Equity $ 607,163.19
Total Liabilities and Equity $ 607,163.19

SIGNATURES
Pursuant to the requirements of Sections 13 and 14 (D) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of Undersigned, there unto duly authorized.

GOLD HILL CORPORATION