Form 10-K
period 2005-06-30
GOLD HILL CORPORATION
filed 2005-08-31
CIK 774491

 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended
June 30, 2005

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
No X

The number of shares of the common stock of the registrant outstanding as of June 30, 2005:

5,438,322 shares

PART I
ITEM 1. BUSINESS
Results of Operations: Earnings and Cash Flows from Operating Activities.

For the year ending June 30, 2005, Gold Hill Corporation ("the Company") realized a net loss which is detailed in the financial section of this report.

The net loss was due to exploration expenses related to the Tonopah - N. Goldfield gold prospect located in Nevada, and to the drilling and completion of the West Star 1-6 gas well located in Oklahoma.

Summary of Business this Year
ITEM 1: BUSINESS

Mineral Exploration.

During the year, the Company continued its search for gold deposits in Nevada, particularly in the Goldfield area, where it has 156 lode mining claims. The search also included the Goldfield-Tonopah area and a portion of the Walker Lane gold trend northwesterly to Gabbs, Nevada.

The Company also owns 108 mining claims along the northwest end of the Carlin gold trend northwesterly of the small community of Paradise Valley. The prospect was named Spring City Gold Prospect after the nearby long-abandoned small gold-silver camp of Spring City. This prospect is considered a high-risk venture because of its location in the pediment area in the range front where there are no rock outcrops to study and where the prospect is concealed beneath several hundred feet of barren alluvium eroded off the adjoining range composed of late flow volcanics. Recent detection surveys and studies of the prospect indicate the estimated depth to expected mineralization could be considerably greater than earlier thought. Therefore, drilling will be delayed until more detailed work is done. Six preliminary drill holes had been permitted and bonded with the BLM.

North Goldfield Gold Prospect

Early in 2003, management completed its preliminary exploration survey of the Tonopah-Goldfield area in central Nevada searching for hidden gold deposits around the famous gold-silver camps. A strong anomaly was detected in the pediment area about 10-15 miles north of the old gold mining camp of Goldfield in Esmeralda County. Subsequently, 156 lode mining claims were staked to cover the anomaly.

The geology and ore deposits of Goldfield were extensively researched and studied to serve as a guide in exploring for similar deposits that might be present in the area. Gold was reportedly first discovered in 1902 at Goldfield and its heyday continued until about 1913. The mines produced 4-5 million ounces of gold averaging over 5 ounces per ton. Many of the mines shipped ores directly to the smelter as rich as 300-400 ounces per ton. One 50-ton boxcar shipment averaged 609 ounces of gold/ton. Ninety-five percent of all the gold mined at Goldfield was free gold, chiefly in quartz. Mining was through vertical shafts.

The company is searching for Goldfield-type deposits because it can be rapidly placed in production and at much less cost than the large open pit deposits that are more environmentally sensitive. Also, a Goldfield-type deposit can be highly profitable even in times of low gold prices. The Company's drilling to date has been encouraging in that it has resulted in the discovery of an epithermal vein system which is considered favorable for the occurrence of deposits similar to Goldfield.

The prospective anomaly on the North Goldfield prospect measures close to a mile in length and up to 500 ft wide in places, according to our surveys. The east side is bounded by a deep-seated crescent-shaped thrust fault along which altered alaskite is thought to occur. According to USGS Bulletin 66 by F. Ransome (1909), alaskite is a hydrothermally altered granite which is dike-like and found along the Goldfield gold deposits. The alaskite dikes at Goldfield are genetically related to the ore deposits and an underlying igneous intrusive structure. This is one of the key features in exploring for Goldfield-type ore deposits.

Drilling is planned for later in the year, depending upon the availability of a suitable drilling rig. Ten initial drill holes have been approved by the BLM (Bureau of Land Management).

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

In May 2004, Gold Hill participated in a well with West Star Producing Company to earn a 25% working interest in the South Wanette Layton Oil unit, which includes 1520 unitized acres, five stripper wells, a tank battery and flow lines, and substantial oil reserves that may be recoverable by secondary recovery methods. The well was drilled to a depth of 4,000 feet and completed in the Calvin oil sand which was the main objective at about 3,860 ft. Initial production after a sand frac was about 700,000 cu ft of gas/day with small amounts of oil.

Management believes it to be an edge well close to a channel sand having greater porosity, permeability, and thickness. The Company expects to drill a test well soon where oil is the primary target rather than gas. The gas well has been producing steadily since the first of April at a little over 200,000 cfg/day. Since the gas has a high (22%) nitrogen content, the well is not producing at full capacity due to market conditions.

The Layton oil sand was encountered in the well at about 3,100 feet and had good development.

An oil reserve study made of the Layton oil sand unit (1,520 ac) indicates potentially recoverable oil reserves by improved waterflood methods to be over 4 million barrels, including perhaps as much as 1 million barrels recoverable by primary methods. The Layton oil zone was not adequately drained by previous production due to well spacing and failed waterflood attempts.

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

Private Placement.

Gold Hill is continuing to make a private placement of its shares of its common stock in order to finance a portion of the costs of the projects described above. During this quarter, the Company sold 80,000 shares at $1.00 per share.

Competition and Risks.

The business environment is very competitive and there are a number of significant risks associated with oil and gas, and mineral exploration and production, including operations as well as exploration.

Gold Hill Corporation intends to seek high-potential prospects as well as lower-risk, lower-potential development ones. However, the major effort will be towards wildcat prospects with potential of 1,000,000 bbls or greater. All of Gold Hill's prospects are internally generated.

Regulation.

The domestic exploration for minerals, including oil and gas is subject to various state and federal environmental laws, rules, and regulations.

Operators in the industry are subject to the Clean Water Act and damages which could arise out of environmental pollution.

Corporate History.

Gold Hill Corporation is an exploration company focused on large wildcat oil, gas, and gold prospects, which if successful will significantly impact upon the value of the Company's stock. In addition to the Nevada Gold prospecting, Gold Hill is active in oil and gas exploration.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual shareholder's meeting for the fiscal year ending June 30, 2005 was previously held by shareholders representing the majority of shares outstanding.

The present slate of officers were re-elected to serve for the upcoming year. They are:

Earl W. Smith (1) President and Director

T. J. Simek (2) Vice-President and Director

Paul W. Smith (3) Director

Susan Nash, Ph.D. (4) Secretary-Treasurer

(1) Earl W. Smith, President and Director: Mr. Smith has been actively involved in geological exploration and development since 1954, after receiving B.S. and M.S. degrees in Geology from the University of Oklahoma. He served as regional exploration geologist for Samedan Oil Corporation from 1954-1961. In addition to exploration geology in both mining and the oil industries, Mr. Smith possesses corporate management experience, serving as the president of Siskon Corporation, a public company engaged in mining exploration, from 1970-1981. Since 1981, he has been an independent geologist.

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

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Markets for Common Stock.

The market for Gold Hill's Common Stock is inactive at the present time, but the Company will be seeking an over-the-counter or lesser market depending upon its asset growth. Alternatively, Gold Hill may seek an industry buyer or merger.

Private Placement.

The company is seeking to privately place shares of its restricted common stock at $1.00 per share. These units may only be offered and sold to those who meet the suitability standards for investment as expressed in an offering circular that accompanies the private placement memorandum.

Dividends.

Gold Hill paid no cash dividends during the fiscal year ended June 30, 2005. No dividends will be paid in the immediate future. All profits and proceeds are to be reinvested in the company. There is no open market for Gold Hill stock at this time, and none will be developed until conditions change to the satisfaction of management.

At June 30, 2005, 5,438,322 shares of common stock were outstanding. There are approximately 140 shareholders.

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

Oil and Gas Leases.

Gold Hill is evaluating additional oil and gas prospects to lease in the forthcoming year.

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

Gold Hill Corporation
Balance Sheet
June 30, 2005

Current Assets
BANK OF OKLAHOMA $ 272,785.69
BANK OF OKLAHOMA 3,625.44
ARVEST MONEY MARKET 106,080.18
A/R - Stockholders 2,075.51
Paradise Valley Bond 4,309.00
Tonopah Gold Bond 942.00
N. Goldfield Bond 1,041.00
Treasury Fund Account 102,639.75
----------------------

Total Current Assets $ 493,498.57

Fixed Assets
FURNITURE AND FIXTURES $ 588.46
WEST-STAR 1-6 186,951.00
TANGIBLE EQUIPMENT 31,952.75
ACCUMULATED DEPRECIATION (32,091.21)
--------------
Total Fixed Assets 187,401.00

Total Assets $ 680,899.57

Current Liabilities none
Equity

COMMON STOCK $ 1,246,400.00
RETAINED EARNINGS (670,991.60)
PAID-IN CAPITAL 247,904.00
Current Income (Loss) (142,412.83)
----------------
Total Equity $ 680,899.57

Total Liabilities and Equity $ 680,899.57

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

There were no salaries or other compensation paid to executives during the fiscal year ending June 30, 2005. The Company resolved to not pay salaries or compensation to executives during the upcoming year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Not applicable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Oil Creek Production, a privately-held corporation owned by Simek and Earl Smith, was the manager of the West Star 1-6 well through completion at cost. The well is now operated by West Star Producing Company. West Star Producing Company is wholly owned by director, Paul Smith. Mr. Earl Smith will retain a small royalty in the Nevada gold properties.

Management stock.

Part of Gold Hill's restricted stock is owned or controlled directly or indirectly by present management as follows:
Direct Indirect

T. J. Simek Director 810,235
Paul W. Smith Director 540,157
Earl W. Smith Director 1,080,394

Susan Nash secretary-treasurer
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