Form 10-Q
period 2005-09-30
GOLD HILL CORPORATION
filed 2005-11-15
CIK 774491

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the financial period ended

September 30, 2005

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
Yes: X

The number of shares of the common stock of the registrant outstanding as of September 30, 2005:
5,488,322 shares

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

Mineral Exploration.

During the quarter, the Company continued its search for gold in Nevada, focusing on selecting drill sites on its north Goldfield prospect located 10-15 miles north of the town of Goldfield, where it holds 156 unpatented lode mining claims in a contiguous block.

As previously reported, the Company is exploring this part of Nevada for Goldfield-type deposits, which consist of rich gold-bearing quartz veins mined through vertical shafts. This type of deposit can be placed into production in less time and at much less cost than the large low-grade open pit deposits that are more environmentally sensitve. Also, a Goldfield-type depost can be highly profitable even in times of low gold prices.

Ten drill holes have been approved and bonded with the Bureau of Land Management (BLM). Securing a suitable drill rig at this time of year has been difficult. Most of them have been tied up for the season. However, a rig may be available to us sometime in November or early December.

The price of gold is presently above $450 per ounce, which has inspired a significant amount of exploration. The result has been a shortage of drill rigs.

In the event of a discovery, the Company may seek a joint venture within the mining industry.

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

Management believes it to be an edge well close to a channel sand having greater porosity, permeability, and thickness. Oil is the primary target rather than gas. The Company is currently wiating on an available drill rig. The gas well has been producing steadily since the first of April at a little over 200,000 cfg/day. Since the gas has a high (22%) nitrogen content, the well is not producing at full capacity due to market conditions.

The Layton oil sand was encountered in the well at about 3,100 feet and had good development.

An oil reserve study made of the Layton oil sand unit (1,520 ac) indicates potentially recoverable oil reserves by improved waterflood methods to be several million barrels. The Layton oil zone was not adequately drained by previous production due to well spacing and failed waterflood attempts.

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

Corporate History.

Gold Hill Corporation is an exploration company focused on large wildcat gas and gold prospects, which if successful will significantly impact upon the value of the Company's stock. In addition to the Nevada Gold prospects, Gold Hill is active in oil and gas exploration.

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

Gold Hill Corporation
Balance Sheet

September 30 , 2005

Current Assets
BANK OF OKLAHOMA $ 261,486.15
BANK OF OKLAHOMA $ 1,277.97
ARVEST MONEY MARKET $106,834.67
A/R - Stockholders $ 2,075.51
Paradise Valley Bond $4,309.00
Tonopah Gold Bond $942.00

N. Goldfield Bond $1,041.00
Treasury Fund Account $103,406.38
----------------------

Total Current Assets $ 481,372.68

Fixed Assets
FURNITURE AND FIXTURES $ 588.46
TANGIBLE EQUIPMENT 31,952.75
ACCUMULATED DEPRECIATION ($32,091.21)

West Star 1-6 $186,951.00

Total Fixed Assets: $187,401.00
--------------
Total Assets $ 668,773.68

Current Liabilities: none

Equity
COMMON STOCK $ 1,258,900.00
RETAINED EARNINGS (813,404.43)
PAID-IN CAPITAL 247,904.00
Current Income (Loss) (24,625.89)
----------------
Total Equity $ 668,773.68
Total Liabilities and Equity $ 668,773.68

SIGNATURES
Pursuant to the requirements of Sections 13 and 14 (D) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of Undersigned, there unto duly authorized.

GOLD HILL CORPORATION