Form 10-Q
period 2005-12-31
GOLD HILL CORPORATION
filed 2006-03-06
CIK 774491

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the financial period ended

December 31 , 2005

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
5,565,822 shares

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

Mineral Exploration.

During the quarter, the Company continued its search for gold in Nevada, focusing on drilling its north Goldfield prospect located 10-15 miles north of the town of Goldfield, where it holds 156 unpatented lode mining claims in a contiguous block.

As previously reported, the Company is exploring this part of Nevada for Goldfield-type deposits, which consist of rich gold-bearing quartz veins mined through vertical shafts. This type of deposit can be placed into production in less time and at much less cost than the large low-grade open pit deposits that are more environmentally sensitive. Also, a Goldfield-type depost can be highly profitable even in times of low gold prices because of their richness.

The drillsites were approved and bonded with the Bureau of Land Management (BLM). During November and December, 2005, the Company drilled seven of the drillsites which included eight test holes amounting to a 6,070 ft of reverse circulation drilling. The drilling program was not completed due to winter weather conditions. Hopefully, drilling will be resumed in late spring or early summer depending upon the weather, drill rig availability, and approval by the BLM to change the location of our remaining three drillsites. To drill more than the approved ten drillsites will require going to a Plan of Operation with the BLM because it exceeds the five acres of surface disturbance allowed under a Notice of Operation which we are presently under. This can cause delays unless the BLM can make an exception.

Although only slightly anomalous gold was encountered in our drilling program to date, the holes confirmed the presence of a large rhyodacite intrusive, which at Goldfield 10 miles to the south is the primary host rock for the bonanza gold deposits discovered in 1902. At Goldfield, the rich deposits occur in siliceous "ledges" within an altered portion of the intrusive dacite associate with deep-seated faulting and fracturing along which the mineralizing solutions ascended. According to the USGS in their studies published in 1909, the prospective "ledge matter" which is the best material for the ore deposits that were developed along the contact of the rhyodacite intrusives can be hundreds of feet wide. Also, more recent studies have shown that all the characteristics of the Goldfield geologic model can be found in several of the major gold copper deposits located in the Pacific Rim area from South America to Indonesia and the Philippines. Further, our own surveys indicate that the frequencies of the rocks, minerals and trace elements making up the Goldfield deposits are detectable nowhere else in the region except over a broad area encompassing our prospect.

The price of gold is presently above $450 per ounce, which has inspired a significant amount of exploration. The result has been a shortage of drill rigs and a higher cost of exploration.

In the event of a discovery, the Company plans to drill confirmation holes.

ITEM 2: PROPERTIES

Oil and Gas Properties.
The Company is also continuing to focus efforts toward oil and gas exploration. The Company is currently in search of oil and gas prospects in east-central and northern Oklahoma where several prospects have been identified. The prospects are considered “wildcat” plays with significant potential, but as “wildcats” these prospects should be considered high-risk.

The prospects currently under study have potential of 1 to 5 million barrels each, which if successful could favorably impact the share value of Gold Hill stock.

In May 2004, Gold Hill participated in a well with West Star Producing Company to earn a 25% working interest in the South Wanette Layton Oil unit, which includes 1520 unitized acres, five stripper wells, a tank battery and flow lines, and substantial oil reserves that may be recoverable by secondary recovery methods. The well was drilled to a depth of 4,000 feet and completed in the Calvin oil sand which was the main objective at about 3,860 ft. Initial production after a sand frac was about 700,000 cu ft of gas/day.

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

The Company was expecting to have a drill rig available in March 2006, but have decided not to drill the Calvin Sand channel oil prospect at this time. Instead, the Company is preparing to acquire oil and gas leases on some adjoining acreage and plans to rework one of the old Layton oil wells that indicated substantial unrecovered oil reserves. With the current price of oil, development of the Layton oil potential is becoming quite attractive.

An oil reserve study made of the Layton oil sand unit (1,520 ac) indicates potentially recoverable oil reserves by improved waterflood methods to be several million barrels. The Layton oil zone was not adequately drained by previous production due to well spacing and failed waterflood attempts.

Management will operate test wells through completion after which West Star will continue as operator of the unit. Development of the Layton and Calvin zones will be pursued by subsequent drilling. The current price of oil is over $65 per barrel, which has inspired a great deal of exploration, but has resulted in a shortage of drill rigs and much higher exploration costs. Drilling costs have nearly doubled in the past two years.

ITEM 3: OPERATIONS

General Operations.
Gold Hill will continue its conservative policy of avoiding debt and maintaining very low overhead costs. No salaries will be paid or allowed to accrue at this time. Gold Hill will not be charged for the use of office space currently provided by its principals.

Private Placement.
Gold Hill is continuing to make a private placement of its common stock in order to finance a portion of the costs of the projects described above. During this quarter, the Company sold 270,000 shares.

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

Gold Hill Corporation
Balance Sheet

December 31 , 2005

Current Assets
BANK OF OKLAHOMA $ 537,381.71
BANK OF OKLAHOMA ( $ 1,806.52)
ARVEST MONEY MARKET $107,741.39
A/R - Stockholders $ 2,075.51
North Goldfield BLM Bond $1,041.00
Tonopah Gold Bond $942.00
Treasury Fund Account $104,345.82
----------------------

Total Current Assets $ 751,720.91

Fixed Assets
FURNITURE AND FIXTURES $ 588.46
TANGIBLE EQUIPMENT 31,952.75
ACCUMULATED DEPRECIATION ($32,091.21)

West Star 1-6 $186,951.00

Total Fixed Assets: $187,401.00
--------------
Total Assets $ 939,121.91

Current Liabilities: none

Equity
COMMON STOCK $ 1,593,900.00
RETAINED EARNINGS (813,404.43)
PAID-IN CAPITAL 247,904.00
Current Income (Loss) (89,277.66)
----------------
Total Equity $ 939,121.91
Total Liabilities and Equity $ 939,121.91

SIGNATURES
Pursuant to the requirements of Sections 13 and 14 (D) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of Undersigned, there unto duly authorized.

GOLD HILL CORPORATION