Form 10-Q
period 2006-03-31
GOLD HILL CORPORATION
filed 2006-05-12
CIK 774491

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the financial period ended

March 31, 2006

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
Yes: X

The number of shares of the common stock of the registrant outstanding as of March 31, 2006
5,835,822 shares

PART I
ITEM 1. BUSINESS

Results of Operations.
Earnings and Cash Flows from Operating Activities.

For the current quarter, Gold Hill Corporation ("the Company") realized a net loss which is detailed in the financial section of this report. The decrease in earnings and cash flows reported for the period was due primarily to expenses related to the N. Goldfield gold prospect located in Nevada, and a write down of the West Star 1-6 gas well.

Mineral Exploration.

During the quarter, the Company continued its search for gold in Nevada, focusing on a review of its recent drilling program on the north Goldfield prospect located 10-15 miles north of the town of Goldfield, where it holds 156 unpatented lode mining claims in a contiguous block.

As previously reported, the Company is exploring this part of Nevada for Goldfield-type deposits, which consist of rich gold-bearing quartz veins mined through vertical shafts. This type of deposit can be placed into production in less time and at much less cost than the large low-grade open pit deposits that are more environmentally sensitive. Also, a Goldfield-type deposit can be highly profitable even in times of low gold prices because of their richness.

As reported earlier, ten drillsites were approved and bonded with the Bureau of Land Management (BLM). During November and December, 2005, the Company drilled seven of the drillsites which included eight test holes amounting to 6,070 ft of reverse circulation drilling. The drilling program was not completed due to winter weather conditions. Hopefully, drilling will be resumed in late spring or early summer depending upon the weather, drill rig availability, and approval by the BLM to change the location of our remaining three drillsites. To drill more than the approved ten drillsites will require going to a Plan of Operation with the BLM because it exceeds the five acres of surface disturbance allowed under a Notice of Operation which we are presently under. This can cause delays unless the BLM can make an exception.

Although only slightly anomalous gold was encountered in our drilling program to date, the holes confirmed the presence of a large rhyodacite intrusive, which at Goldfield 10 miles to the south is the primary host rock for the bonanza gold deposits discovered in 1902. At Goldfield, the rich deposits occur in siliceous "ledges" within an altered portion of the intrusive dacite associate with deep-seated faulting and fracturing along which the mineralizing solutions ascended. According to the USGS in their studies published in 1909, the prospective "ledge matter" which is the host material for the ore deposits that were developed along the contact of the rhyodacite intrusives can be hundreds of feet wide.

Our review and study of the intrusive and of our drill holes have not yet defined any significant evidence of "ledge" matter. However, the area westerly of our original drill hole GN-1 is considered prospective. Hole GN-1 encountered abundant quartz with iron oxides and was considered a discovery hole of an epithermal type vein system although gold values were only weakly anomalous. More study will be made to evaluate this potential.

The price of gold is presently above $650 per ounce, which has inspired a significant amount of exploration. The result has been a shortage of drill rigs and a higher cost of exploration.

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

In May 2004, Gold Hill participated in a well with West Star Producing Company to earn a 25% working interest in the South Wanette Layton Oil unit, which includes 1520 unitized acres, five stripper wells, a tank battery and flow lines, and substantial oil reserves that may be recoverable by secondary recovery methods. The well was drilled to a depth of 4,000 feet and completed in the Calvin sand which was the main objective at about 3,860 ft. Initial production after a sand frac was about 700,000 cu ft of gas/day.

Management believes it to be an edge well close to a channel sand having greater porosity, permeability, and thickness. Oil is the primary target rather than gas. The gas well has been producing steadily since the first of April at a little over 200,000 cfg/day. Since the gas has a high (22%) nitrogen content, the well is not producing at full capacity due to market conditions. The well has been averaging about 220,000 cfg per day.

The Layton oil sand was encountered in the well at about 3,100 feet and had good development. It will be perforated for production at a later date.

The Company was expecting to have a drill rig available in March 2006, but have decided not to drill the Calvin Sand channel oil prospect at this time. Instead, the Company is preparing to acquire oil and gas leases on some adjoining acreage and plans to participate in completing a salt water injection well. With the current price of oil, development of the Layton oil potential is becoming quite attractive. The Company received about $37,000 in oil and gas revenues from the unit during the quarter.

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

Gold Hill Corporation
Balance Sheet

March 31, 2006

Current Assets
BANK OF OKLAHOMA $ 517,475.12
BANK OF OKLAHOMA 7,645.36
ARVEST MONEY MARKET $108,770.26
A/R - Stockholders $ 2,017.06
North Goldfield BLM Bond $1,041.00
Tonopah Gold Bond $942.00
Treasury Fund Account $105,367.72
----------------------

Total Current Assets $ 743,258.82

Fixed Assets
FURNITURE AND FIXTURES $ 588.46
TANGIBLE EQUIPMENT 31,952.75
ACCUMULATED DEPRECIATION ($32,091.21)

Total Fixed Assets: $ 450.00
--------------
Total Assets $ 743,708.82

Current Liabilities: none

Equity
COMMON STOCK $ 1,593,900.00
RETAINED EARNINGS (813,404.43)
PAID-IN CAPITAL 247,904.00
Current Income (Loss) (284,690.75)
----------------
Total Equity $ 743,708.82
Total Liabilities and Equity $ 743,708.82

SIGNATURES
Pursuant to the requirements of Sections 13 and 14 (D) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of Undersigned, there unto duly authorized.

GOLD HILL CORPORATION