Form 10-K
period 2006-06-30
GOLD HILL CORPORATION
filed 2006-08-28
CIK 774491

 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended
June 30, 2006

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

5,835,822 shares

PART I
ITEM 1. BUSINESS
Results of Operations: Earnings and Cash Flows from Operating Activities.

For the year ending June 30, 2006, Gold Hill Corporation ("the Company") realized a net loss which is detailed in the financial section of this report.

The net loss was due to exploration expenses related to the Tonopah - N. Goldfield gold prospect located in Nevada, and to the drilling and completion of the West Star 1-6 gas well located in Oklahoma.

Summary of Business this Year
ITEM 1: BUSINESS

Mineral Exploration.

During the year, the Company continued its search for gold in Nevada, primarily in the north Goldfield area, where it has 156 lode mining claims covering about 3,000 acres. The Company also conducted reconnaissance exploration along a portion of the Walker Lane gold trend northwesterly to Gabbs, Nevada.

The Company abandoned its Spring City prospect in Humboldt County last year. Continued geological studies and detection surveys indicated the gold potential to be too small and much too deep and expensive to be economic. The Company will focus on its Goldfield gold prospect.

North Goldfield Gold Prospect

In 2003, management completed an extensive study of the geology and ore deposits of the famous old gold mining camp of Goldfield, Nevada. The study served as a guide in search of similar type deposits that may be concealed beneath alluvium in the area. Subsequent exploration led to the staking of 156 lode claims (about 3,000 acres) in the pediment about 10-15 miles north of Goldfield. Late that year tow preliminary holes were drilled, one of which resulted in the discovery of an epithermal type vein system, although gold values were only slightly anomalous. During the following summer in 2004, eleven more holes were drilled in the immediate area with the same results.

Then, during late 2005, exploration drilling stepped out to the south where seven more holes were drilled. Epithermal vein quartz was not encountered but all the holes were in a rhyodacite intrusive which at Goldfield bordered the rich gold veins. During early 2006, the prospect was re-studied with improved detection methods, which indicated a large gold anomaly adjoining the 11 holes drilled in 2004. More drilling is now planned for the latter part of 2006, or as soon as a drill rig can be secured. Reclamation bonding has already been secured with the Bureau of Land Management (BLM).

The Company is searching for Goldfield-type deposits because they are rich and they can be placed in production in less time and at much less cost than the large open pit deposits that are more environmentally sensitive. Goldfield-type deposits can be highly profitable even in times of low gold prices. The Goldfield deposits were discovered in 1902, and were of very high grade averaging over 5 ounces per ton. Many of the mines shipped ores directly to the smelter as rich as 300-400 ounces per ton. Ninety-five percent of all the gold mined at Goldfield was free gold, chiefly in quartz. Goldfield reportedly produced about 4-1/2 million ounces of gold.

In the event of an important gold discovery, it is the intent of management to seek out a joint venture industry partner. The demand for a new gold deposit discovery is high because most companies have been rapidly depleting their reserves each year.

The price of gold which is presently $625 per ounce, has inspired a significant amount of exploration. This, in turn, caused a shortage of drill rigs and higher costs of exploration.

ITEM 2: PROPERTIES

Oil and Gas Properties.

The Company is also continuing to focus its efforts toward oil and gas exploration. The Company is currently in search of oil and gas prospects in east-central and northern Oklahoma, and in North Texas. The prospects currently under study in Oklahoma have the potential of 1-10 million barrels each, while those in North Texas have greater potential. The prospects are considered "wildcat" plays with significant potential, but as "wildcats" these prospects should be considered high risk.

In May 2004, the Company participated with West Start Producing Company to earn a 25% working interest in the South Wanette Layton oil unit, which included 1520 unitized acres, four stripper wells, a salt water disposal well, a tank battery, flow lines, and substantial oil reserves in the Layton sand that may be recovered by improved secondary recovery methods. The well was drilled to a depth of 4,000 feet and completed in the Calvin sand which was the main objective at about 3,800 ft. Initial production after a sand frac was about 700,000 cfg/day. Management believes it to be an edge well in a channel sand that may have greater porosity, permeability, and thickness. Since the gas has a high (22%) nitrogen content and is penalized, the well is not producing at full capacity. The well has been averaging about 220,000 cfg/dday.

The Layton oil sand was encountered in the well at about 3,000 feet and has good development. It will be perforated for production at a later date after the gas has been depleted.

The Company has been planning to drill another well but at a later date. Meanwhile the company plans to participate in completion of a salt water disposal well in the unit.

With the current price of oil above $70 per barrel, development of the Layton oil waterflood is becoming more attractive. The Company received $59,231 in oil and gas revenues from the unit as of June 30. Next year's revenues should increase three-fold since the Company increased its ownership to 75%. The merits of a pilot waterflood of the Layton to enhance production is presently being studied.

The current price of oil, which is above $70/bbl has inspired a great deal of exploration, but it has also resulted in a shortage of drill rigs and much higher exploration costs. Drilling and third-party services have more than doubled in the past two years. Costs of oil and gas leases have also risen in a similar manner.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual shareholder's meeting for the fiscal year ending June 30, 2006 was previously held by shareholders representing the majority of shares outstanding.

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

(4) Susan Nash, Ph.D. Secretary-Treasurer: Dr. Nash's academic credentials include a B.S. in Geology, an M.A. in English, and extensive graduate work in economics. She holds a Ph.D. from the University of Oklahoma. She has worked on projects relating to mathematical modeling to optimize exploration and development efforts.

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

Dividends.

Gold Hill paid no cash dividends during the fiscal year ended June 30, 2006. No dividends will be paid in the immediate future. All profits and proceeds are to be reinvested in the company. There is no open market for Gold Hill stock at this time, and none will be developed until conditions change to the satisfaction of management.

At June 30, 2006, 5,835,822 shares of common stock were outstanding. There are approximately 140 shareholders.

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

Gold Hill Corporation
Balance Sheet
June 30, 2006

Current Assets
BANK OF OKLAHOMA $ 392,087.72
BANK OF OKLAHOMA 9,488.18
ARVEST MONEY MARKET 109,945.78
A/R - Stockholders 2,017.06
Tonopah Gold Bond 942.00
N. Goldfield Bond 1,041.00
Treasury Fund Account 106,498.89
----------------------

Total Current Assets $ 622,020.63

Fixed Assets
FURNITURE AND FIXTURES $ 588.46
WEST-STAR 1-6 140,000.00
TANGIBLE EQUIPMENT 31,952.75
ACCUMULATED DEPRECIATION (32,091.21)
--------------
Total Fixed Assets 140,450.00

Total Assets $ 762,470.63

Current Liabilities none
Equity

COMMON STOCK $ 1,593,900.00
RETAINED EARNINGS (813,404.43)
PAID-IN CAPITAL 247,904.00
Current Income (Loss) (265,928.94)
----------------
Total Equity $ 762,470.63

Total Liabilities and Equity $ 762,470.63

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

There were no salaries or other compensation paid to executives during the fiscal year ending June 30, 2006. The Company resolved to not pay salaries or compensation to executives during the upcoming year.

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