Form 10-Q
period 2006-09-30
GOLD HILL CORPORATION
filed 2006-11-24
CIK 774491

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549 FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the financial period ended

September 30, 2006

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
Yes: X

The number of shares of the common stock of the registrant outstanding as of September 30, 2006
5,835,822 shares

PART I
ITEM 1. BUSINESS

Results of Operations.
Earnings and Cash Flows from Operating Activities.

For the current quarter, Gold Hill Corporation ("the Company") realized a small net gain which is detailed in the financial section of this report. The increase in earnings and cash flows reported for the period was due primarily to oil and gas income from the Wanette project.

Mineral Exploration.

During the quarter, the Company continued to evaluate its North Goldfield gold prospect located 10-15 miles north of the town of Goldfield, Nevada, where it holds 156 unpatented lode mining claims encompassing over 3,000 acres in a contiguous block.

The Company is planning to drill at least four holes initially to test a large gold-silver anomaly located in the area where previous drilling done by the Company encountered an epithermal quartz vein system.  The drilling objective is to find gold deposits geologically similar to those found at Goldfield over a century ago, which averaged 5 ounces of gold per ton in rich quartz veins.  The Goldfield mines reportedly produced around 4-1/2 million ounces of gold.  The price of gold is currently over $600 per ounce.

The Company has been searching for a drill rig for the past several months but none have been available.  There is a general shortage of drill rigs in the area due to increased exploration activity within the industry.  Also there is a shortage of trained personnel, especially competent drillers.  The Company is hopeful that a rig will be available before year end.

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

In May 2004, Gold Hill participated in a well with West Star Operating Company to earn a 25% interest in the South Wanette Layton Oil unit, which included 1520 acres of unitized leases, five stripper wells, a tank battery and flow lines, and substantial oil reserves that may be recoverable by secondary recovery methods.  The Company’s interest has since been increased to 75 percent. The well was drilled to a depth of 4,000 feet and completed in the Calvin sand which was the main objective at about 3,860 ft. Initial production after a sand frac was about 700,000 cu ft of gas/day.

Management believes it to be an edge well close to a channel sand having greater porosity, permeability, and thickness. Oil is the primary target rather than gas. The gas well has been producing steadily at a little over 200,000 cfg/day. Since the gas has a high (22%) nitrogen content, the well is not producing at full capacity due to market conditions.  The well has been averaging about 220,000 cfg per day and is penalized because of the high nitrogen content.

The Layton oil sand was encountered in the well at about 3,100 feet and had good development.   It will be perforated for production at a later date.

The Company was expecting to have a drill rig available by March 2006, but has decided not to drill the Calvin Sand channel oil prospect at this time. Instead, the Company is preparing to acquire oil and gas leases on some adjoining acreage and plans to drill at a later date.

An oil reserve study made of the Layton oil sand unit (1,520 ac) indicates potentially recoverable oil reserves by improved waterflood methods to be several million barrels. The Layton oil zone was not adequately drained by previous production due to well spacing and failed waterflood attempts.

West Star will continue as operator of the unit. Development of the Layton and Calvin zones will be pursued by subsequent drilling. The current price of oil is near $60 per barrel, which has inspired a great deal of exploration, but has resulted in a shortage of drill rigs and much higher exploration costs. Drilling costs have nearly doubled in the past two years.

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

Corporate History.
Gold Hill Corporation is an exploration company focused on large wildcat oil and gas and gold prospects, which if successful will significantly impact upon the value of the Company's stock. In addition to the Nevada Gold prospects, Gold Hill is active in oil and gas exploration.  Although Gold Hill is a public company, it is considered to be a developing company and its stock does not presently trade. Management's policy is to withhold stock trading until an important discovery is made. Gold Hill's management is comprised of experienced and successful explorationists who are qualified to carry forth the goals and aspirations of the company. The primary goal of the Company is to discover a major deposit while avoiding debt. At the same time, the company is focusing on retaining a large interest in each prospect so that a discovery will have a dramatic impact on stock value to the benefit of the shareholders.

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

Gold Hill Corporation
Balance Sheet

September 30, 2006

Current Assets
BANK OF OKLAHOMA $ 407,991.62
BANK OF OKLAHOMA 1,082.31
ARVEST MONEY MARKET $111,256.08
A/R - Stockholders $ 1,915.09
North Goldfield BLM Bond $1,041.00
Tonopah Gold Bond $942.00
Treasury Fund Account $107,738.48
----------------------

Total Current Assets $ 631,966.56

Fixed Assets
FURNITURE AND FIXTURES $ 588.46
TANGIBLE EQUIPMENT 31,952.75
ACCUMULATED DEPRECIATION ($32,091.21)
WEST-STAR1-6  140,000.00

Total Fixed Assets: $ 140,450.00
--------------
Total Assets $ 772,416.58

Current Liabilities: none

Equity
COMMON STOCK $ 1,593,900.00
RETAINED EARNINGS (1,079,333.37)
PAID-IN CAPITAL 247,904.00
Current Income (Loss)  9,945.95
----------------
Total Equity $ 772,416.58
Total Liabilities and Equity $ 772,416.58

SIGNATURES
Pursuant to the requirements of Sections 13 and 14 (D) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of Undersigned, there unto duly authorized.

GOLD HILL CORPORATION