Form 10-Q
period 2006-12-31
GOLD HILL CORPORATION
filed 2007-02-06
CIK 774491

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549 FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the financial period ended

December 31, 2006

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
Yes: X

The number of shares of the common stock of the registrant outstanding as of December 31, 2006
5,835,822 shares

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

After waiting months for a drill rig, one is now scheduled for around the middle of February 2007.  There is a general shortage of drill rigs in the area due to increased exploration activity within the industry.  There is also a shortage of trained personnel, particularly competent drillers.

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

Management believes it to be an edge well close to a channel sand having greater porosity, permeability, and thickness. Oil is the primary target rather than gas. The gas well has been producing steadily at a little over 200,000 cfg/day. Since the gas has a high (22%) nitrogen content, the well is not producing at full capacity due to market conditions.  The well has been averaging about 220,000 cfg per day and is penalized because of the high nitrogen content.  The current price of natural gas is around $6.00 per mcf.

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

West Star will continue as operator of the unit. Development of the Layton and Calvin zones will be pursued by subsequent drilling. The current price of oil is under $60 per barrel, but there is still a shortage of drill rigs and much higher exploration costs. Drilling costs have nearly doubled in the past two years.

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

Gold Hill Corporation
Balance Sheet

December 31, 2006

Current Assets
BANK OF OKLAHOMA $ 461,207.83
BANK OF OKLAHOMA 3,002.31
ARVEST MONEY MARKET             $112,613.68
A/R - Stockholders                              $    1,839.66
North Goldfield BLM Bond                  $    1,041.00
Tonopah Gold Bond                             $       942.00
Treasury Fund Account                        $109,006.17
----------------------

Total Current Assets                             $ 689,652.35

Fixed Assets
FURNITURE AND FIXTURES          $       588.46
TANGIBLE EQUIPMENT                  $  31,952.75
ACCUMULATED DEPRECIATION ($32,091.21)
WEST-STAR1-6                                 $ 140,000.00

Total Fixed Assets:                               $ 140,450.00
--------------
Total Assets                                         $ 830,102.35

Current Liabilities: none

Equity
COMMON STOCK                           $ 1,593,900.00
RETAINED EARNINGS                    (1,079,333.37)
PAID-IN CAPITAL                                  247,904.00
Current Income (Loss)                                   67,631.72
----------------
Total Equity                                          $     830,102.35
Total Liabilities and Equity                    $      830,102.35

INCOME STATEMENT
6 Months Ended December 31, 2006

Revenue
INTEREST INCOME                 13,769.81
OIL AND GAS REVENUE        85,525.18

   Total Revenue                           99,294.99

Cost of Sales                                19,500.00

Gross Profit                                  79,794.99

Operating Expenses                      12,163.27

NET INCOME                             67,631.72

SIGNATURES
Pursuant to the requirements of Sections 13 and 14 (D) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of Undersigned, there unto duly authorized.

GOLD HILL CORPORATION