Form 10-Q
period 2007-03-31
GOLD HILL CORPORATION
filed 2007-05-08
CIK 774491

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the financial period ended
March 31, 2007
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
Yes: X
The number of shares of the common stock of the registrant outstanding as of March 31, 2007
5,835,822 shares

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

During February 2007, the Company drilled three holes on the prospect, one vertical and two angle, all from the same location in an attempt to test possible gold veins along a northerly trending fault.  A total of 2,220 feet were drilled in the three holes using a reverse circulation drill rig.  The deepest hole was 800 feet.  Twenty one samples were assayed for gold-silver, including assays for pathfinder or tracer elements, which are also referred to as indicator minerals.  The results were mostly negative except two of the samples contained slightly anomalous amounts of gold-silver.  Several of the samples, however, contained anomalous amounts of tracer or indicator elements such as arsenic, antimony and lead, indicating the area is prospective for gold and silver.  All of the drill hole cuttings contained abundant iron oxides, which is encouraging, but quartz was lacking and silicification was low.  Most of the gold produced from the Goldfield district was associated with quartz.

Further study and evaluation of the prospect is planned on site during May and June of this year to determine possible drill sties.  There is still a general shortage of drill rigs in Nevada due to increased exploration activity.  The current price of gold is over $675 per ounce.

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
Management believes it to be an edge well close to a channel sand having greater porosity, permeability, and thickness. Oil is the primary target rather than gas. The gas well has been producing steadily at a little over 200,000 cfg/day. Since the gas has a high (22%) nitrogen content, the well is not producing at full capacity due to market conditions.  The well has been averaging about 220,000 cfg per day and is penalized because of the high nitrogen content.  The current price of natural gas is around $7.50 per mcf.
The Company has abandoned its previously stated plans to acquire oil and gas leases adjoining its jointly owned Wanette unit acreage block.  Instead, the Company is planning to drill a Calvin Sand test hole in the west half of Section 7, where the Company, together with West Star already owns the leases.  The location is about three-quarters of a mile southwest of the gas well.  This test is considered a wildcat.
The Company recently sold its Pre-Pennsylvanian rights in the Wanette unit for $157,500, plus a retained overriding royalty.  This sale does not affect any of its Layton and Calvin rights.
The Layton oil sand was encountered in the gas well at about 3,100 feet and had good development.   It will be perforated for production at a later date.
An oil reserve study made of the Layton oil sand unit (1,520 ac) indicates potentially recoverable oil reserves by improved waterflood methods to be several million barrels. The Layton oil zone was not adequately drained by previous production due to well spacing and failed waterflood attempts.
West Star will continue as operator of the unit. Development of the Layton and Calvin zones will be pursued by subsequent drilling. The current price of oil is over $60 per barrel, but there is still a shortage of drill rigs and much higher exploration costs. Drilling costs have more than doubled over the past several years.

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
Gold Hill's executive and operations offices are located in Oklahoma at 2233 West Lindsey, Suite 117, Norman, Oklahoma 73069 (telephone 405-321-8371). Unless the context otherwise requires, the term "Gold Hill" as used herein refers to Gold Hill Corporation

.
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

Gold Hill Corporation
Balance Sheet
March 31, 2007
Current Assets
BANK OF OKLAHOMA $ 563,232.96
BANK OF OKLAHOMA 5,656.93
ARVEST MONEY MARKET             $ 113,947.87
A/R - Stockholders                              $    1,839.66
North Goldfield BLM Bond                  $    1,983.00
Treasury Fund Account                        $110,260,78
----------------------
Total Current Assets                             $ 796,921.24
Fixed Assets
FURNITURE AND FIXTURES          $       588.46
TANGIBLE EQUIPMENT                  $  31,952.75
ACCUMULATED DEPRECIATION ($32,091.21)
WEST-STAR1-6                                 $ 140,000.00
Total Fixed Assets:                               $ 140,450.00
--------------
Total Assets                                         $ 937,371.24
Current Liabilities: none
Equity
COMMON STOCK                           $ 1,593,900.00
RETAINED EARNINGS                    (1,079,333.37)
PAID-IN CAPITAL                                  247,904.00
Current Income (Loss)                                 174,900.61
----------------
Total Equity                                          $     937,371.24
Total Liabilities and Equity                  $     937,371.24

INCOME STATEMENT
3 Months Ended March 31, 2007
Revenue
INTEREST INCOME                    7,768.43
OIL AND GAS REVENUE       39,281.56
DEEP RIGHTS (WANETTE)  157,500.00
   Total Revenue                          204,549.99
Cost of Sales                                 87,992.05
Gross Profit                                116,557.94
Operating Expenses                       9,289.05
NET INCOME                           107,268.89

SIGNATURES
Pursuant to the requirements of Sections 13 and 14 (D) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of Undersigned, there unto duly authorized.
GOLD HILL CORPORATION