Form 10-K
period 2007-06-30
GOLD HILL CORPORATION
filed 2007-09-19
CIK 774491

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

June 30, 2007

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

No X

The number of shares of the common stock of the registrant outstanding as of June 30, 2007:

5,835,822 shares

PART I
ITEM 1. BUSINESS

Results of Operations: Earnings and Cash Flows from Operating Activities.

For the year ending June 30, 2007, Gold Hill Corporation ("the Company") realized a net gain of $190,296.

Summary of Business this Year
ITEM 1: BUSINESS

Mineral Exploration.

During the year, the Company continued its search for gold in Nevada, primarily in the north Goldfield area, where it has 156 lode mining claims covering about 3,000 acres. The Company also conducted reconnaissance exploration along a portion of the Walker Lane gold trend northwesterly to Gabbs, Nevada, and also along the Goldfield-Round Mountain trend in Big Smokey Valley, Nevada.

As previously mentioned, Company abandoned its Spring City prospect in Humboldt County. Continued geological studies and detection surveys indicated the gold potential to be too small and much too deep and expensive to be economic. The Company will focus on its Goldfield gold prospect.

North Goldfield Gold Prospect

In review during 2003, management completed an extensive study of the geology and ore deposits of the famous old gold mining camp of Goldfield, Nevada. The study served as a guide in search of similar type deposits that may be concealed beneath alluvium in the area. Subsequent exploration led to the staking of 156 lode claims (about 3,000 acres) in the pediment about 10-15 miles north of Goldfield. Late that year two preliminary holes were drilled, one of which resulted in the discovery of an epithermal type vein system, although gold values were only slightly anomalous. During the following summer in 2004, eleven more holes were drilled in the immediate area with the same results.

Then, during late 2005, exploration drilling stepped out to the south where seven more holes were drilled. Epithermal vein quartz was not encountered but all the holes were in a rhyodacite intrusive which at Goldfield bordered the rich gold veins bordering deep-seated faulting. During early 2006, the prospect was re-studied, leading to the drilling of a hole during the month of February 2007. This hole encountered strong alteration with some vein quartz, but only trace amounts of gold. The drill cuttings were assayed for indicator or pathfinder minerals, the results of which were encouraging and suggested that more exploration was warranted.

During the summer months of 2007, the area was intensively studied and surveyed, resulting in a large prospective anomaly located a short distance north of the original No. 1 drill hole where epithermal vein quartz was discovered. Management believes that if gold is discovered, it will be shallow because a gold placer trail is detectable from the prospect leading westward towards Alkali Flats.

The Company is searching for Goldfield-type deposits because they are rich and they can be placed in production in less time and at much less cost than the large open pit deposits that are more environmentally sensitive. Goldfield-type deposits can be highly profitable even in times of low gold prices. The Goldfield deposits, discovered in 1902, were of very high grade averaging over 5 ounces per ton. Many of the mines shipped ores directly to the smelter as rich as 300-400 ounces per ton. Ninety-five percent of all the gold mined at Goldfield was free gold, chiefly in quartz. Goldfield reportedly produced about 4-1/2 million ounces of gold.

In the event of an important gold discovery, it is the intent of management to seek out a joint venture industry partner. The demand for a new gold deposit discovery is high because most companies have been rapidly depleting their reserves each year.

The price of gold, which is presently $670 per ounce, has inspired a significant amount of exploration. This, in turn, has caused a shortage of drill rigs and higher costs of exploration.

Management is presently seeking a drill rig, but one may not be available until after the drilling season or until winter weather sets in.

ITEM 2: PROPERTIES

Oil and Gas Properties.

The Company is also continuing to focus its efforts toward oil and gas exploration. The Company is currently in search of oil and gas prospects in east-central and northern Oklahoma, and in North Texas. The prospects currently under study in Oklahoma have the potential of 1-10 million barrels each, while those in North Texas have greater potential. The prospects are considered wildcat plays with significant potential, but as wildcats these prospects should be considered high risk. The Company is planning to participate in a large oil and gas prospect currently being assembled in northern Oklahoma.

In May 2004, the Company participated with West Star Company to earn a 25 percent working interest in the South Wanette Layton oil unit, which included 1520 unitized acres, four stripper wells, a salt water disposal well, a tank battery, flow lines, and substantial oil reserves in the Layton sand that may be recovered by improved secondary recovery methods. The well was drilled to a depth of 4,000 feet and completed in the Calvin sand which was the main objective at about 3,860 ft. Initial production after a sand frac was about 700,000 cfg/day. Management believes it to be an edge well in a channel sand that may have greater porosity, permeability, and thickness. Since the gas has a high (22 percent) nitrogen content and is penalized, the well is not producing at full capacity. The well has been averaging about 220,000 cfg/dday.

The Layton oil sand was encountered in the well at about 3,000 feet and has good development. It will be perforated for production at a later date after the gas has been depleted.

The Company has been planning to drill another well but at a later date. Meanwhile the company may participate in completion of a salt water disposal well in the unit.

In the previous year, the Company received $59,231 in oil and gas revenues from the unit. During the year that ended June 30, 2007, the Company received $153,866 in oil and gas revenues from the unit, plus $157,500 for some of its deep rights. Gold Hill ownership in the South Wanette Unit is 75 percent, while its operating partner, West Star, owns a 25 percent interest. An important Calvin oil prospect may be present to the south of the #1-6 gas well on the unit acreage. It is the intent of both parties to drill this prospect as soon as possible, but we believe by waiting we may be able to secure bottom hole monetary support from the offset lease owners.

The current price of oil, which is above $70/bbl has inspired a great deal of exploration, but it has also resulted in a shortage of drill rigs and much higher exploration costs. Drilling and third-party services have more than doubled in the past two years. Costs of oil and gas leases have also risen in a similar manner.

ITEM 3: OPERATIONS

General Operations.

Gold Hill will continue its conservative policy of avoiding debt and maintaining very low overhead costs. No salaries will be paid or allowed to accrue at this time. Gold Hill will not be charged for the use of office space currently provided by its president.

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

Gold Hill Corporation intends to seek high-potential prospects as well as lower-risk, lower-potential development ones. However, the major effort will be towards wildcat prospects with potential of 1,000,000 bbls or greater. All Gold Hill prospects are internally generated.

Regulation.

The domestic exploration for minerals, including oil and gas is subject to various state and federal environmental laws, rules, and regulations.

Operators in the industry are subject to the Clean Water Act and damages which could arise out of environmental pollution.

Corporate History.

Gold Hill Corporation is an exploration company focused on large wildcat oil, gas, and gold prospects, which if successful will significantly impact upon the value of Gold Hill stock. In addition to the Nevada Gold prospecting, Gold Hill is active in oil and gas exploration.

Although Gold Hill is a public company, it is considered to be a developing company and its stock does not presently trade. Management policy is to withhold stock trading until an important discovery is made.

Gold Hill management is comprised of experienced and successful explorationists who are qualified to carry forth the goals and aspirations of the company. The primary goal of the company is to discover a major deposit while avoiding debt. At the same time, the company is focusing on retaining a large interest in each prospect so that a discovery will have a dramatic impact on stock value to the benefit of the shareholders.

Gold Hill executive and operations offices are located in Oklahoma at 2233 West Lindsey, Suite 117, Norman, Oklahoma 73069 (telephone 405-321-8371). Unless the context otherwise requires, the term "Gold Hill" as used herein refers to Gold Hill Corporation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual shareholder meeting for the fiscal year ending June 30, 2007 was previously held by shareholders representing the majority of shares outstanding.

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

Private Placement.

The company is seeking to privately place shares of its restricted common stock at $1.00 per share or more. These units may only be offered and sold to those who meet the suitability standards for investment as expressed in an offering circular that accompanies the private placement memorandum.

Dividends.

Gold Hill paid no cash dividends during the fiscal year ended June 30, 2007. No dividends will be paid in the immediate future. All profits and proceeds are to be reinvested in the company. There is no open market for Gold Hill stock at this time, and none will be developed until conditions change to the satisfaction of management.

At June 30, 2007, 5,835,822 shares of common stock were outstanding. There are approximately 140 shareholders. Computershare in Denver, Colorado, is the Gold Hill transfer agent.

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

Private Placement.

Further efforts will continue to make a private placement of restricted stock at $1.00 per share or more.

The company plans to maintain a minimum price for the private placement restricted stock at $1.00 per share. In the event of drilling successes, Gold Hill may continue to market restricted stock in a private placement at a higher price per share, depending upon market conditions. In line with its conservative policies, the management of Gold Hill will not market more stock than its immediate capital needs in order to keep the number of shares outstanding at a minimum.

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

Gold Hill Corporation

Balance Sheet

June 30, 2007

Current Assets

BANK OF OKLAHOMA $ 578,314.78

BANK OF OKLAHOMA 3,352.16

ARVEST MONEY MARKET 115,283.22

A/R - Stockholders 1,839.66

N. Goldfield Bond 1,983.00

Treasury Fund Account 111,544.00

----------------------

Total Current Assets $ 812,316.82

Fixed Assets

FURNITURE AND FIXTURES $ 588.46

WEST-STAR 1-6 140,000.00

TANGIBLE EQUIPMENT 31,952.75

ACCUMULATED DEPRECIATION (32,091.21)

--------------

Total Fixed Assets 140,450.00

Total Assets $ 952,766.82

Current Liabilities none

Equity

COMMON STOCK $ 1,593,900.00

RETAINED EARNINGS (1,079,333.37)

PAID-IN CAPITAL 247,904.00

Current Income (Loss) 190,296.19

----------------

Total Equity $ 952,766.82

Total Liabilities and Equity $ 952,766.82

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

There were no salaries or other compensation paid to executives during the fiscal year ending June 30, 2007. The Company resolved to not pay salaries or compensation to executives during the upcoming year.

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

Management stock.

Part of Gold Hill's restricted stock is owned or controlled directly or indirectly by present management as follows:

T. J. Simek, Director

Indirect:  810,235

Paul W. Smith, Director

Indirect: 540,157

Earl W. Smith, Director

Indirect:  1,080,394

Susan Nash, secretary-treasurer

Direct: 110,000

Indirect:  50,000

Stock owned by management, acquired in the open market:

Susan Nash, Secretary-Treasurer

Direct 1,000

T. J. Simek , Director

Indirect:  52,982

Earl W. Smith, Director

Indirect 89,470

Total Direct shares: 111,000

Indirect shares: 2,623,238

Stock Options.

The Company does not have a plan to grant any stock options to any of its officers or directors.

SIGNATURES

Pursuant to the requirements of Sections 13 and 14 (D) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of Undersigned, there unto duly authorized.

GOLD HILL CORPORATION