Form 10-Q
period 2007-09-30
GOLD HILL CORPORATION
filed 2007-11-09
CIK 774491

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the financial period ended

September 30, 2007

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
Yes: X

The number of shares of the common stock of the registrant outstanding as of September 30, 2007
5,835,822 shares

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

Additional drill holes are planned on the prospect northerly of previously drilled holes which contained evidence of an epithermal vein system.  The proposed drill holes have been approved by the BLM, but due to inflation, additional reclamation bonding is required before we can actually move a drill rig in.  The process has taken several months because of the workload of the BLM.  However, the additional bonding has been completed and we are now waiting on a letter of bond acceptance before going forward towards getting a drill rig.  We are hoping that a drill rig will free up so that we can complete our drilling program before year end.

Since the price of gold is now above $750 per ounce, there is increased exploration activity throughout Nevada.  The heightened interest in gold exploration not only causes drill rig shortages, but also higher drilling costs.  Further, there continues to be a shortage of qualified drillers.

The Company continues to be optimistic about the potential of finding a major gold deposit on Company claims.  The area is in an excellent geological setting where rich gold-silver deposits were discovered in the past, including Goldfield, Tonopah, and others.

ITEM 2: PROPERTIES

Oil and Gas Properties.
The Company is also continuing to focus efforts toward oil and gas exploration. The Company is currently in search of oil and gas prospects in east-central and northern Oklahoma where several prospects have been identified. The prospects are considered wildcat plays with significant potential, but as wildcats these prospects should be considered high-risk.

The prospects currently under study have potential of 1 to 5 million barrels each, which if successful could favorably impact the share value of Gold Hill stock.

All of our prospects are generated in-house.   Currently, the Company has been focusing on an oil prospect located in Grant County, northern Oklahoma.  The objective formations are the Red Fork, Mississippi Chat, and Misener.  Drilling depths range from 4,500 to 5,500 feet.  Leasing has already commenced.

Although crude oil prices are presently over $90 per barrel, they have fluctuated considerably during the reporting period, due to instability in the Middle East.  Such volatility has stimulated exploration efforts, resulting in higher costs and drill rig shortages.  High costs and shortages are further exacerbated by a shale gas boom presently in progress over large areas of the state.

With the high price of crude oil, the Company is searching for a joint venture partner to develop oil reserves still remaining in the Layton oil sand at our Wanette oil unit.  An estimate of recoverable reserves are up to 3 million barrels.  The Company owns a 75% interest in the property with West Star as the operator owning a 25% interest.

The proposal to drill downdip from our West Star 1-6 gas well has been shelved at this time due to negotiations with a possible purchaser or our downdip acreage.  The gas well is currently shut in due to line repairs by the gas purchaser, Enerfin.

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

Corporate History.
Gold Hill Corporation is an exploration company focused on large wildcat oil and gas and gold prospects, which if successful will significantly impact upon the value of Company stock. In addition to the Nevada Gold prospects, Gold Hill is active in oil and gas exploration.  Although Gold Hill is a public company, it is considered to be a developing company and its stock does not presently trade. Management's policy is to withhold stock trading until an important discovery is made. Gold Hill's management is comprised of experienced and successful explorationists who are qualified to carry forth the goals and aspirations of the company. The primary goal of the Company is to discover a major deposit while avoiding debt. At the same time, the company is focusing on retaining a large interest in each prospect so that a discovery will have a dramatic impact on stock value to the benefit of the shareholders.

Gold Hill's executive and operations offices are located in Oklahoma at 2233 West Lindsey, Suite 117, Norman, Oklahoma 73069 (telephone 405-321-8371). Unless the context otherwise requires, the term Gold Hill as used herein refers to Gold Hill Corporation.

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

Gold Hill Corporation
Balance Sheet

September 30, 2007

Current Assets
BANK OF OKLAHOMA                $    569,393.52
BANK OF OKLAHOMA                $        7,022.69
ARVEST MONEY MARKET             $ 116,630.30
A/R - Stockholders                              $       1,839.66
North Goldfield BLM Bond                  $    1,983.00
Treasury Fund Account                        $112,845.38
--------------------------------------------------------------------

Total Current Assets                             $ 809,714.55

Fixed Assets
Grant County Well Advance                 $  25,000.00

FURNITURE AND FIXTURES          $       588.46
TANGIBLE EQUIPMENT                  $  31,952.75
ACCUMULATED DEPRECIATION ($32,091.21)
WEST-STAR1-6                                 $ 140,000.00

Total Fixed Assets:                               $ 165,450.00
--------------------------------------------------------------------
Total Assets                                         $  975,164.55

Current Liabilities: none

Equity
COMMON STOCK                           $ 1,593,900.00
RETAINED EARNINGS                    (889,037.18)
PAID-IN CAPITAL                                  247,904.00
Current Income (Loss)                                  22,397.73
----------------------------------------------------------------------
Total Equity                                          $     975,164.55
Total Liabilities and Equity                  $     975,164.55

INCOME STATEMENT
3 Months Ended September 30, 2007

Revenue
INTEREST INCOME                    8,713.08
OIL AND GAS REVENUE       45,014.12

   Total Revenue                           53,727.20

Cost of Sales                               19,500.00

---------------------------------------------------------------------

Gross Profit                                34,227.20

Operating Expenses                       11,829.47

NET INCOME                           22,397.73

SIGNATURES
Pursuant to the requirements of Sections 13 and 14 (D) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of Undersigned, there unto duly authorized.

GOLD HILL CORPORATION