Form 10-Q
period 2007-12-31
GOLD HILL CORPORATION
filed 2008-02-19
CIK 774491

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the financial period ended

December 31, 2007

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
Yes: X

The number of shares of the common stock of the registrant outstanding as of December 31, 2007
5,835,822 shares

PART I
ITEM 1. BUSINESS

Results of Operations.
Earnings and Cash Flows from Operating Activities.

For the current quarter, Gold Hill Corporation ( the Company ) realized a small net gain which is detailed in the financial section of this report. The increase in earnings and cash flows reported for the period was due primarily to oil and gas income from the Wanette project.

Mineral Exploration.

During the quarter, the Company continued to evaluate its North Goldfield gold prospect located 10-15 miles north of the town of Goldfield, Nevada, where it holds 156 unpatented lode mining claims encompassing over 3,000 acres in a contiguous block.

Additional drill holes are planned on the prospect northerly of our old drill hole #1, which contained strong evidence of an epithermal gold vein system.  A detailed field study was made in January of the current year to reconfirm several drill sites that were made last year but not drilled due to a severe drill rig shortage.   The study indicated that the proposed drill sites are located where mineralization should be much shallower.  Based on rock cuttings from previous drill holes, the epithermal vein system appears to be trending deeper to the south, particularly as shown in holes GN3-14, which are all south and east of GN hole #1.

The Goldfield deposits were in an epithermal vein system of narrow veins or shoots, but of unusually high gold values.  In 1904, the average grade of gold produced in that year was 10-15 oz per ton.  The average grade of all the gold produced during the life of the Goldfield mines was around 5 oz/ton.  Total production was reportedly 4.5 million ounces.  The host rock was hydrothermally altered rhyodacite, similar to the rock type encountered in our hole GN-1.  The host rock was called  ledge  matter in USGS Professional Bulletin 66,  The Geology and Ore Deposits of Goldfield, Nevada,  by Frederick Ransome, published in 1909.

The Company is presently exploring ways to find a drill rig to test our North Goldfield prospect.  The major companies have most of the rigs tied up for long periods of time.

The Company has entered into a new venture to acquire and stake claims in a new gold venture, called the Jumping Jack Long Face Prospect, located in the Moores Creek District, Nye County, Nevada, 10 miles north of the Round Mountain gold mine.  The district is located on the edge of the Mount Jefferson caldera on the west side of the Toquima Range.  The prospect is on trend with the Gold Hill, Round Mountain, Manhattan, and Midway gold deposits.  The Gold Hill deposit, currently being developed as an open pit gold mine, is located five miles south of Jumping Jack.  The Round Mountain mine, located 10 miles south of Jumping Jack, is an open pit operation producing 750,000 ounces of gold per year.

High-grade gold mineralization occurs on the Jumping Jack Claims in exposed epithermal quartz veins.  Some early day mining was done on these narrow veins, but the amount of gold that was produced is unknown.  Recent sampling has yielded assays up to two ounces of gold per ton (2 oz of Au/ton) and 20 ounces of silver / ton (20 oz of Ag/ton).  Most of the past drilling on this property was done during the 1980s in search for large low-grade deposits similar to those of Gold Hill and Round Mountain mines, directly to the south.  Most of the area is still unexplored and highly prospective, particularly in the welded tuffs underlying the younger and less prospective unwelded tuffs.  The high-grade epithermal vein system is essentially untested, partially due to the very rugged terrain of unwelded tuffs and pediment gravels that cover much of the target areas.  The current trend in the industry today is in the search for high-grade epithermal gold veins rather than massive low grade deposits because of higher profitability.  The mines along the trend, especially Round Mountain, contain very high-grade veins within the low grade disseminated gold mass.

The Company is planning to conduct a geological and geophysical study of the district during the forthcoming summer months to outline the anomalous gold areas and define drilling targets.  If the study is encouraging, the Company will then seek a joint venture drilling partner.  Preliminary studies of the property using proprietary detection methods are promising.

Since the price of gold is now above 900 dollars per ounce, there is increased exploration activity throughout Nevada.  The heightened interest in gold exploration not only causes drill rig shortages, but also higher drilling costs.  Further, there continues to be a shortage of qualified drillers.

The Company continues to be optimistic about the potential of finding a major gold deposit on its claims.  The area is in an excellent geological setting where rich gold-silver deposits were discovered in the past, including Goldfield, Tonopah, and others.

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

The prospects currently under study have potential of several million barrels each, which if successful could favorably impact the share value of Gold Hill stock.

All of our prospects are generated in-house.   Currently, the Company has been focusing on an oil prospect, called Deer Creek, located in Grant County, northern Oklahoma.  The objective formations are the Red Fork, Mississippi Chat, and Misener. Drilling depths range from 4,500 to 5,500 feet.  Leasing has already commenced. The primary objective is the Red Fork, projected in the prospect area to form a sand channel nearly three miles long and three quarters of a mile wide, covering 800 acres.

Although crude oil prices are presently over 90 dollars per barrel, they have fluctuated considerably during the reporting period, due to instability in the Middle East.  Such volatility has stimulated exploration efforts, resulting in higher costs and drill rig shortages. High costs and shortages are further exacerbated by a shale gas boom presently in progress over large areas of the state, and increases in the rates of inflation.

With the high price of crude oil, the Company is searching for a joint venture partner to develop oil reserves still remaining in the Layton oil sand at our Wanette oil unit.  An estimate of recoverable reserves are up to 3 million barrels.  The Company owns a 75 percent interest in the property with West Star as the operator owning a 25 percent interest.

The proposal to drill downdip from our West Star 1-6 gas well has been shelved at this time due to negotiations with a possible joint venture partner.  The gas well is back on line after repairs.  The downdip potential is in the  Calvin sand, where a suspected channel could contain several million barrels of oil plus several billion cu ft of gas.

ITEM 3: OPERATIONS

General Operations.
Gold Hill will continue its conservative policy of avoiding debt and maintaining very low overhead costs. No salaries will be paid or allowed to accrue at this time. Gold Hill will not be charged for the use of office space currently provided by its principals.

Private Placement.
Gold Hill is continuing to make a private placement of its common stock in order to finance a portion of the costs of the projects described above.  A successful well on our Deer Creek prospect in Grant County, Oklahoma, could finance all our exploration costs in Nevada and Oklahoma without selling more equity.

Competition and Risks.
The business environment is very competitive and there are a number of significant risks associated with oil and gas, and mineral exploration and production, including operations as well as exploration. Gold Hill Corporation intends to seek high-potential wildcat prospects as well as lower-risk, lower-potential development ones. However, the major effort will be towards wildcat oil prospects with potential of 1,000,000 bbls or greater, and gold prospects with potential greater than 1,000,000 oz.

Regulation.
The domestic exploration for mineral, including oil and gas is subject to various state and federal environmental laws, rules, and regulations. Operators in the industry are subject to the Clean Water Act and damages which could arise out of environmental pollution.

Corporate History.
Gold Hill Corporation is an exploration company focused on large wildcat oil and gas and gold prospects, which if successful will significantly impact upon the value of the Company stock. In addition to the Nevada Gold prospects, Gold Hill is active in oil and gas exploration.  Although Gold Hill is a public company, it is considered to be a developing company and its stock does not presently trade. Management's policy is to withhold stock trading until an important discovery is made. Gold Hill's management is comprised of experienced and successful explorationists who are qualified to carry forth the goals and aspirations of the company. The primary goal of the Company is to discover a major deposit while avoiding debt. At the same time, the company is focusing on retaining a large interest in each prospect so that a discovery will have a dramatic impact on stock value to the benefit of the shareholders.

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

Gold Hill Corporation
Balance Sheet

December 31, 2007

Current Assets
BANK OF OKLAHOMA                $     397,146.56
BANK OF OKLAHOMA                $       14,462.27
ARVEST MONEY MARKET             $ 117,877.55
A/R - Stockholders                              $       1,839.66
North Goldfield BLM Bond                  $   6, 782.00
Treasury Fund Account                        $ 114,030.51
--------------------------------------------------------------------

Total Current Assets                             $ 652,138.55

Fixed Assets
Deer Creek Oil and Gas Project           $   166,418.00

Jumping Jack Gold Project                    $    50,000.00

FURNITURE AND FIXTURES          $       588.46
TANGIBLE EQUIPMENT                  $  31,952.75
ACCUMULATED DEPRECIATION ($32,091.21)
WEST-STAR1-6                                 $ 140,000.00

Total Fixed Assets:                               $ 356,868.00
--------------------------------------------------------------------
Total Assets                                         $ 1,009,006.55

Current Liabilities: none

Equity
COMMON STOCK                           $ 1,593,900.00
RETAINED EARNINGS                    (889,037.18)
PAID-IN CAPITAL                                  247,904.00
YTD Current Income (Loss)                        56,239.73
----------------------------------------------------------------------
Total Equity                                        $  1,009,006.55
Total Liabilities and Equity                $   1,009,006.55

INCOME STATEMENT
3 Months Ended December 31, 2007

Revenue
INTEREST INCOME                    7,816.87
OIL AND GAS REVENUE        47,368.55

   Total Revenue                           55,185.42

Cost of Sales                                18,719.20

---------------------------------------------------------------------

Gross Profit                                 36,466.22

Operating Expenses                       2,624.22

NET INCOME                           33,842.00

SIGNATURES
Pursuant to the requirements of Sections 13 and 14 (D) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of Undersigned, there unto duly authorized.

GOLD HILL CORPORATION