Form 10-Q
period 2008-03-31
GOLD HILL CORPORATION
filed 2008-05-08
CIK 774491

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the financial period ended

March 31, 2008

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
Yes: X

The number of shares of the common stock of the registrant outstanding as of March 31, 2008

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

The Company has entered into a new venture to acquire and stake claims in a new gold venture, called the Jumping Jack, or, Long Face Prospect, located in the Moores Creek District, Nye County, Nevada, 10 miles north of the Round Mountain gold mine.  The district is located on the edge of the Mount Jefferson caldera on the west side of the Toquima Range.  The prospect is on trend with the Gold Hill (unrelated to the company), Round Mountain, Manhattan, and Midway gold deposits.  The Gold Hill deposit, currently being developed as an open pit gold mine, is located five miles south of Jumping Jack.  The Round Mountain mine, located 10 miles south of Jumping Jack, is an open pit operation producing 750,000 ounces of gold per year.

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

The Company is planning to conduct a geological and geophysical study of the district during the forthcoming summer months to outline the anomalous gold areas and define drilling targets.  If the study is encouraging, the Company will then seek a joint venture drilling partner.  Preliminary studies of the property using proprietary detection methods are promising.  Several companies have shown an interest in the Jumping Jack.

Since the price of gold is near $900 per ounce, there is increased exploration activity throughout Nevada.  The heightened interest in gold exploration not only causes drill rig shortages, but also higher drilling costs.  Further, there continues to be a shortage of qualified drillers.

The Company continues to be optimistic about the potential of finding a major gold deposit on Company claims.  The area is in an excellent geological setting where rich gold-silver deposits were discovered in the past, including Goldfield, Tonopah, and others.

ITEM 2: PROPERTIES

Oil and Gas Properties.
The Company is also continuing to focus efforts toward oil and gas exploration. The Company is currently in search of oil and gas prospects in east-central and northern Oklahoma where several prospects have been identified. The prospects are considered wildcat plays with significant potential, but as wildcats these prospects should be considered high-risk.  The Company is also evaluating an oil and gas prospect in Texas, where drilling depths are shallow.

The prospects currently under study have potential of several million barrels each, which if successful could favorably impact the share value of Gold Hill stock.

All of our prospects are generated in-house.   Currently, the Company has been focusing on an oil prospect, called Deer Creek, located in Grant County, northern Oklahoma.  The objective formation is the Red Fork.  Drilling depths is about 4,600 feet.  Leasing has already commenced.  The primary objective is the Red Fork, projected in the prospect area to form a sand channel nearly three miles long and three quarters of a mile wide, covering 800 acres.

Although crude oil prices are presently over $100 per barrel, they have fluctuated considerably during the reporting period, due to instability in the Middle East.  Such volatility has stimulated exploration efforts, resulting in higher costs and drill rig shortages.  High costs and shortages are further exacerbated by a shale gas boom presently in progress over large areas of the state, and increases in the rates of inflation.

With the high price of crude oil, the Company is searching for a joint venture partner to develop oil reserves still remaining in the Layton oil sand at our Wanette oil unit.  An estimate of recoverable reserves are up to 3 million barrels.  The Company owns a 75% interest in the property with West Star as the operator owning a 25% interest.

The proposal to drill an offset to our West Star 1-6 gas well has been shelved at this time due to negotiations with a possible joint venture partner.  The gas well is back on line after repairs.  The offset potential is in the Calvin sand, where a suspected channel could contain several million barrels of oil plus several billion cu ft of gas.

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

Gold Hill Corporation
Balance Sheet

March 31, 2008

Current Assets
BANK OF OKLAHOMA                $     403,154.51
BANK OF OKLAHOMA                $         6,041.79
ARVEST MONEY MARKET         $     118,824.91
A/R - Stockholders                           $         1,839.66
North Goldfield BLM Bond             $        6, 782.00
Treasury Fund Account                    $     114,966.68
--------------------------------------------------------------------

Total Current Assets                           $    651,609.55

Fixed Assets
Deer Creek O & G Project                  $   186,418.00

Jumping Jack Gold Project                  $    50,000.00

FURNITURE AND FIXTURES          $       588.46
TANGIBLE EQUIPMENT                  $  31,952.75
ACCUMULATED DEPRECIATION ($32,091.21)
WEST-STAR1-6                                 $ 140,000.00

Total Fixed Assets:                               $ 376,868.00
--------------------------------------------------------------------
Total Assets                                         $ 1,028,477.55

Current Liabilities: none

Equity
COMMON STOCK                           $ 1,593,900.00
RETAINED EARNINGS                    (889,037.18)
PAID-IN CAPITAL                                  247,904.00
YTD Current Income (Loss)                       75,710.73
----------------------------------------------------------------------
Total Equity                                        $  1,028,477.55
Total Liabilities and Equity                $  1,028,477.55

INCOME STATEMENT
3 Months Ended March 21, 2008

Revenue
INTEREST INCOME                    4,990.67
OIL AND GAS REVENUE        57,900.81

   Total Revenue                           62,891.48

Cost of Sales                                40,184.11

---------------------------------------------------------------------

Gross Profit                                 22,707.37

Operating Expenses                       3,236.37

NET INCOME                           19,471.00

SIGNATURES
Pursuant to the requirements of Sections 13 and 14 (D) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of Undersigned, there unto duly authorized.

GOLD HILL CORPORATION