Form 10-K
period 2008-07-31
GOLD HILL CORPORATION
filed 2008-08-18
CIK 774491

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended
June 30, 2008

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
No X

The number of shares of the common stock of the registrant outstanding as of June 30, 2008:

5,835,822 shares

PART I
ITEM 1. BUSINESS
Results of Operations: Earnings and Cash Flows from Operating Activities.

For the year ending June 30, 2008, Gold Hill Corporation ("the Company") realized a net gain of $118,237.46

Summary of Business this Year
ITEM 1: BUSINESS

Mineral Exploration.

During the year, the Company continued its search for gold in Nevada, primarily in the north Goldfield area, where it has 156 lode mining claims covering about 3,000 acres. The Company also conducted reconnaissance exploration along the Goldfield-Round Mountain trend in Big Smokey Valley, Nevada, where it is participating in a property called Jumping Jack.

North Goldfield Gold Prospect

The Company continues to evaluate its North Goldfield gold prospect located 10-15 miles north of the town of Goldfield, Nevada, where it holds 156 unpatented lode mining claims encompassing over 3,000 acres in a contiguous block.
Additional drill holes are planned on the prospect 2000 ft northerly of our old drill hole #1, which contained strong evidence of an epithermal gold vein system. A detailed field study was made in January of the current year to reconfirm several drill sites that were made last year but not drilled due to a severe drill rig shortage. The study indicated that the proposed drill sites are located where mineralization should be much shallower. Other evidence for the existence of a gold deposit to the north of drill hole #1 is that the area may be the source of placer gold that can be traced to the west toward Alkali Flats. Also, based on rock cuttings from previous drill holes, the epithermal vein system appears to be trending deeper to the south, particularly as shown in holes GN3-14, which are all south and east of GN hole Number 1.

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

The price of gold, which is presently near $900 per ounce, has inspired a significant amount of exploration. This, in turn, has caused a shortage of drill rigs and higher costs of exploration.

Management is presently seeking a drill rig, but one may not be available until after the drilling season or until winter weather sets in.

Jumping Jack Gold Prospect

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

High-grade gold mineralization occurs on the Jumping Jack Claims in exposed epithermal quartz veins. Some early day mining was done on these narrow veins, but the amount of gold that was produced is unknown. Recent sampling has yielded assays up to two ounces of gold per ton (2 oz of Au/ton) and 20 ounces of silver / ton (20 oz of Ag/ton). Most of the past drilling on this property was done during the 1980s in search for large low-grade deposits similar to those of Gold Hill and Round Mountain mines, directly to the south. Most of the area is still unexplored and highly prospective, particularly in the welded tuffs underlying the younger and less prospective unwelded tuffs. The high-grade epithermal vein system is essentially untested, partially due to the very rugged terrain of unwelded tuffs and pediment gravels that cover much of the target areas. The current trend in the industry today is in the search for high-grade epithermal gold veins rather than massive low grade deposits because of higher profitability and less surface disturbance. The mines along the trend, especially Round Mountain, contain very high-grade veins within the low grade disseminated gold mass.

The Company is conducting a geological and geophysical study of the district to outline the anomalous gold areas and define drilling targets. If the study is encouraging, the Company will then seek a joint venture drilling partner. Preliminary studies of the property using proprietary detection methods are promising. Several companies have shown an interest in the Jumping Jack.

The Company continues to be optimistic about the potential of finding a major gold deposit on the Company claims. The areas are in an excellent geological setting where rich gold-silver deposits were discovered in the past, including Goldfield, Tonopah, and others.

ITEM 2: PROPERTIES

Oil and Gas Properties.

The Company is also continuing to focus its efforts toward oil and gas exploration. The Company is currently in search of oil and gas prospects in east-central and northern Oklahoma, and in Texas. The prospects currently under study in Oklahoma have the potential of several million barrels each, while those in Texas have greater potential. The prospects are considered wildcat plays with significant potential, but as wildcats these prospects should be considered high risk. The Company is planning to participate in a large oil and gas prospect currently being assembled in northern Oklahoma.

All of our prospects are generated in-house. Currently, the Company has been focusing on an oil prospect, called Deer Creek, located in Grant County, northern Oklahoma. The objective formation is the Red Fork. Drilling depth is about 4,600 feet. Leasing has already commenced. The primary objective is the Red Fork, projected in the prospect area to form a sand channel nearly three miles long and three quarters of a mile wide, covering 800 acres.
Although crude oil prices are presently over $100 per barrel, they have fluctuated considerably during the reporting period, due to instability in the marketplace. Such volatility has stimulated exploration efforts, resulting in higher costs and equipment shortages. High costs and shortages are further exacerbated by a shale gas boom presently in progress over large areas of the country, and resulting increases in the rates of inflation.
With the high price of crude oil, the Company is searching for a joint venture partner to develop oil reserves still remaining in the Layton oil sand at our Wanette oil unit. An estimate of recoverable reserves is up to 3 million barrels. The Company owns a 75 percent interest in the property with West Star as the operator owning a 25 percent interest.
The Company proposes to drill downdip to our West Star 1-6 gas well. The potential is in what is known as the the Calvin sand, where a suspected channel could contain several million barrels of oil plus several billion cu ft of gas. The gas well and downdip potential are also owned 75 percent by Gold Hill ad 25 percent by West Star.

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

Gold Hill Corporation intends to seek high-potential prospects as well as lower-risk, lower-potential development ones. However, the major effort will be towards wildcat prospects with potential of 1,000,000 bbls or greater. All of Gold Hill prospects are internally generated.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual shareholder's meeting for the fiscal year ending June 30, 2008 was previously held by shareholders representing the majority of shares outstanding.

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

(4) Susan Nash, Ph.D. Secretary-Treasurer: Dr. Nash's academic credentials include a Bachelor of Science in Geology, a Master of Arts. in English, and extensive graduate work in economics. She holds a Ph.D. in English from the University of Oklahoma. She possesses extensive experience in marketing, fund-raising, and institutional development.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Markets for Common Stock.

The market for Gold Hill Common Stock is inactive at the present time, but the Company will be seeking a marketplace depending upon its asset growth. Alternatively, Gold Hill may seek an industry buyer or merger.

Private Placement.

The company is seeking to privately place shares of its restricted common stock at $1.00 per share or more. These units may only be offered and sold to those who meet the suitability standards for investment as expressed in an offering circular that accompanies the private placement memorandum.

Dividends.

Gold Hill paid no cash dividends during the fiscal year ended June 30, 2008. No dividends will be paid in the immediate future. All profits and proceeds are to be reinvested in the company. There is no open market for Gold Hill stock at this time, and none will be developed until conditions change to the satisfaction of management.

At June 30, 2008, 5,835,822 shares of common stock were outstanding. There are approximately 140 shareholders. Computershare in Denver, Colorado, is the Company transfer agent.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Gold Hill is considered a developing company, and management plans to obtain operating capital through joint ventures, geological consulting services, and private placements of restricted stock. The proceeds of private placements will be used to fund the development of oil and gas prospects and testing of its Nevada gold prospects.

Private Placement.

Further efforts will continue to make a private placement of restricted stock at $1.00 per share or more.

The company plans to maintain a minimum price for the private placement restricted stock at $1.00 per share. In the event of drilling successes, Gold Hill may continue to market restricted stock in a private placement at a higher price per share, depending upon asset values. In line with its conservative policies, the management of Gold Hill will not market more stock than its immediate capital needs in order to keep the number of shares outstanding at a minimum.

Oil and Gas Leases.

Gold Hill is evaluating additional oil and gas prospects to lease in the forthcoming year as describe herein.

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

Gold Hill Corporation
Balance Sheet
June 30, 2008

Current Assets
BANK OF OKLAHOMA $ 347,196.55
BANK OF OKLAHOMA 3,533.14
ARVEST MONEY MARKET 119,412.77
A/R - Stockholders 1,582.42
N. Goldfield Bond 6,782.00
Treasury Fund Account 115,629.40
----------------------

Total Current Assets $ 594,136.28

Fixed Assets
FURNITURE AND FIXTURES $ 588.46
WEST-STAR 1-6 140,000.00
TANGIBLE EQUIPMENT 31,952.75
DEER CREEK O&G PROJECT 286,418.00
JUMPING JACK GOLD 50,000.00
ACCUMULATED DEPRECIATION (32,091.21)
--------------
Total Fixed Assets 476,868.00

Total Assets $ 1,071,004.28

Current Liabilities none
Equity

COMMON STOCK $ 1,593,900.00
RETAINED EARNINGS (889,037.18)
PAID-IN CAPITAL 247,904.00
Current Income (Loss) 118,237.46
----------------
Total Equity $ 1,071,004.28

Total Liabilities and Equity $ 1,071,004.28

INCOME STATEMENT
12 Months Ended June 30, 2008
Revenue
INTEREST INCOME                 24,366.43
OIL AND GAS REVENUE        202,730.29
   Total Revenue                           227,096.72
Cost of Sales                                87,317.98
---------------------------------------------------------------------
Gross Profit                                 139,778.74
Operating Expenses                       21,541.28
NET INCOME                            118,237.46

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

There were no salaries or other compensation paid to executives during the fiscal year ending June 30, 2008. The Company resolved to not pay salaries or compensation to executives during the upcoming year.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Not applicable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Oil Creek Production, a privately-held corporation owned by Simek and Earl Smith, was the manager of the West Star 1-6 well through completion at cost. The well is now operated by West Star Producing Company. West Star Producing Company is wholly owned by director, Paul Smith. Mr. Earl Smith will retain a small royalty in the Nevada gold properties. Gold Hill is acquiring oil and gas leases owned by Oil Creek Production covering the Deer Creek prospect in northern Oklahoma.

Management stock.

Part of Gold Hill restricted stock is owned or controlled directly or indirectly by present management as follows:
Direct Indirect

T. J. Simek Director 810,235
Paul W. Smith Director 540,157
Earl W. Smith Director 1,080,394
Susan Nash secretary-treasurer
110,000 50,000

Stock owned by management, acquired in the open market:

Direct Indirect

Susan Nash
Secretary-Treasurer 1,000
T. J. Simek 52,982
Earl W. Smith Director 89,470

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