Form 10-Q
period 2008-09-30
GOLD HILL CORPORATION
filed 2008-11-17
CIK 774491

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the financial period ended
September 30, 2008
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
Yes: X
The number of shares of the common stock of the registrant outstanding as of the financial period listed above.
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
Several drill holes have been staked on the prospect to the north of our old drill hole #1, which confirmed the presence of an epithermal gold vein system. Our geological studies indicate that gold mineralization in this area of our claims could be quite shallow. Bed rock is expected at only 50 ft below the surface. The prospective area across our claim block is north-south towards Goldfield. Based on previous drill holes, depth to the epithermal vein system is progressively deeper southward. The prospect is located about 10 miles north of Goldfield and is expected to have a similar geological setting.
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

As discussed in previous reports, the Company entered into a 50-50 venture called the Jumping Jack, or, Long Face Prospect located in the Moores Creek District, Nye County, Nevada, 10 miles north of the Round Mountain gold mine. Even though our geological studies indicated the potential for another Round Mountain, or Gold Hill type of deposit, the terrain is extremely rugged and difficult to access. Drill sites would be expensive. Now, with the recent downturn in the mining industry joint venture drilling capital is not readily available. Further studies of the prospect are in progress.

The Company continues to be optimistic about the potential of finding a major gold deposit on Company claims north of Goldfield. The area is in an excellent geological setting where rich gold-silver deposits were discovered in the past, including Goldfield, Tonopah, and others. The Company will focus its efforts on the prospect and will commence drilling operations as soon as a suitable drill rig becomes available.

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

All of our prospects are generated in-house. Currently, the Company has been focusing on an oil prospect, called Deer Creek, located in Grant County, northern Oklahoma. The objective formation is the Red Fork. Drilling depth is about 4,600 feet. Leasing has already been completed. The primary objective is the Red Fork, projected in the prospect area to form a sand channel nearly three miles long and three quarters of a mile wide, covering 800 acres.

With the low price of crude oil, the Company is searching for a joint venture partner to develop oil reserves still remaining in the Layton oil sand at our Wanette oil unit. An estimate of recoverable reserves is up to 3 million barrels. The Company owns a 75% interest in the property with West Star as the operator owning a 25 percent interest.

The company is intent upon drilling a test well either on its Deer Creek Red Fork prospect or its South Wanette Calvin Prospect. The Company prefers, if possible, to retain maximum ownership in the working interest without any joint venture partners. In the Deer Creek prospect, it presently holds 100 percent of the working interest, whereas in the Wanette prospect, it owns 75 percent. West Star Operating is the operator, and it owns 25 percent working interest. At Wanette, the objective reservoir is a Calvin (Skinner) channel sand extending downdip from the presently producing gas well, which the Company drilled several years ago. The proposed test well is considered a semi-wildcat, but if successful, the 75 percent working interest is large enough to significantly impact the value of Gold Hill stock.

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

Corporate History.
Gold Hill Corporation is an exploration company focused on large wildcat oil and gas and gold prospects, which if successful will significantly impact upon the value of the Company's stock. In addition to the Nevada Gold prospects, Gold Hill is active in oil and gas exploration. Although Gold Hill is a public company, it is considered to be a developing company and its stock does not presently trade. Management's policy is to withhold stock trading until an important discovery is made. Gold Hill's management is comprised of experienced and successful explorationists who are qualified to carry forth the goals and aspirations of the company. The primary goal of the Company is to discover a major deposit while avoiding debt. At the same time, the company is focusing on retaining a large interest in each prospect so that a discovery will have a dramatic impact on stock value to the benefit of the shareholders. Although Gold Hill stock does not trade on any exchange, it does file its quarterly 10Q and annual 10K reports. These are available online through the SEC.

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

Gold Hill Corporation
Balance Sheet

September 30, 2008

Current Assets
BANK OF OKLAHOMA $ 367,616.18
BANK OF OKLAHOMA $ 8,819.10
ARVEST MONEY MARKET $ 119,995.04
A/R - Stockholders $ 1,582.42
North Goldfield BLM Bond $ 6,782.00
Treasury Fund Account $ 116,286.40
--------------------------------------------------------------------------------

Total Current Assets $ 621,081.14

Fixed Assets
Deer Creek O & G Project $ 286,418.00

Jumping Jack Gold Project $ 50,000.00

FURNITURE AND FIXTURES $ 588.46
TANGIBLE EQUIPMENT $ 31,952.75
ACCUMULATED DEPRECIATION (32,091.21)
WEST-STAR1-6 $ 140,000.00

Total Fixed Assets: $ 476,868.00
----------------------------------------------------------------------------------
Total Assets $ 1,097,949.14

Current Liabilities: none

Equity
COMMON STOCK $ 1,593,900.00
RETAINED EARNINGS (770,779.72)
PAID-IN CAPITAL 247,904.00
YTD Current Income (Loss) 26,944.86
----------------------------------------------------------------------
Total Equity $ 1,097,949.14

Total Liabilities and Equity $ 1,097,949.14

INCOME STATEMENT
3 Months Ended September 30, 2008

Revenue
INTEREST INCOME 2,781.66
OIL AND GAS REVENUE 61,327.24

Total Revenue 66,658.90

Cost of Sales 34,927.47

-----------------------------------------------------------------------------

Gross Profit 31,731.43

Operating Expenses 4,786.57

NET INCOME 26,944.86

SIGNATURES
Pursuant to the requirements of Sections 13 and 14 (D) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf of Undersigned, there unto duly authorized.

GOLD HILL CORPORATION