Form 10-Q
period 2008-12-31
GOLD HILL CORPORATION
filed 2009-01-28
CIK 774491

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the financial period ended

December 31, 2008

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

For the current quarter, Gold Hill Corporation ("the Company") realized a small net loss which is detailed in the financial section of this report. The decrease in earnings and cash flows reported for the period was due primarily to a write-down of the Jumping Jack project, and lower prices received for oil and gas production.

Mineral Exploration.

The Company expects to drill its North Goldfield gold prospect located 10-15 miles north of the town of Goldfield,

Nevada, where it holds 156 unpatented lode mining claims encompassing over 3,000 acres in a contiguous block.

Drilling is expected to commence in March during warmer weather.

Reclamation bonding has been approved by the BLM for three drill locations.

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

Drill sites would be expensive. Now, with the recent downturn in the mining industry joint venture drilling capital is not readily available, nor expected to be available for a long time.

The Company, therefore, has reluctantly decided to abandon the Jumping Jack prospect.

The stock market crash in the mining industry over the past 3 months has caused many companies to severely curtail exploration activity. Consequently, there is presently an abundance of available drill rigs and possibly at cheaper rates.

ITEM 2: PROPERTIES

Oil and Gas Properties.

The Company is also continuing to focus efforts toward oil and gas exploration. The Company is currently in search of oil and gas prospects in east-central and northern Oklahoma where several prospects have been identified. The prospects are considered wildcat plays with significant potential,

but as wildcats these prospects should be considered high-risk. The Company is also evaluating an oil and gas prospect in west Texas, where drilling depths are expected to be shallow.

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

Drilling depth is about 4,600 feet. Leasing has already been completed. The primary objective is the

Red Fork, projected in the prospect area to form a sand channel nearly three miles long and three quarters of a mile wide, covering about 1,000 acres.

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

Over the past few months there has been a significant downturn in both the oil and mining industries with oil and gas prices falling as much as 75% along with very tight credit markets.

The result has been a corresponding crash in stock prices and cash flows. This has been devastating to those companies having large debts and excessive overhead. Gold Hill has not suffered as much because it has no debt and its overhead is very low. Also, the value of its stock has not been affected since it does not trade anywhere. In certain ways, the Company can benefit from the economic downturn, i.e., lease costs are less, more acreage available to lease, lower drilling costs,

more drill rigs available, etc.

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

Gold Hill Corporation

Balance Sheet

December 31, 2008

Current Assets

BANK OF OKLAHOMA $ 391,386.60

BANK OF OKLAHOMA $ 4,322.35

ARVEST MONEY MARKET $ 120,525.17

A/R - Stockholders $

North Goldfield BLM Bond $ 6,782.00

Treasury Fund Account $ 116,935.94

A/R Stockholders $ 1,582.42

--------------------------------------------------------------------------------

Total Current Assets $ 641,534.48

Fixed Assets

Deer Creek O & G Project $ 286,418.00

FURNITURE AND FIXTURES $ 588.46

TANGIBLE EQUIPMENT $ 31,952.75

ACCUMULATED DEPRECIATION (32,091.21)

WEST-STAR 1-6 $ 140,000.00

Total Fixed Assets: $ 426,868.00

----------------------------------------------------------------------------------

Total Assets $ 1,068,402.48

Current Liabilities: none

Equity

COMMON STOCK $ 1,593,900.00

RETAINED EARNINGS (770,779.72)

PAID-IN CAPITAL 247,904.00

YTD Current Income (Loss) (2,601.80)

----------------------------------------------------------------------

Total Equity $ 1,068,402.48

Total Liabilities and Equity $ 1,068,402.48

INCOME STATEMENT

for the period ending December 31, 2008

Revenue

INTEREST INCOME 2,571.89

OIL AND GAS REVENUE 27,378.20

Total Revenue 29,950.09

Cost of Sales 56,808.20

-----------------------------------------------------------------------------

Gross Profit (26,858.11)

Operating Expenses 2,688.55

NET INCOME (29,546.66)

SIGNATURES

Pursuant to the requirements of Sections 13 and 14 (D) of the Securities Exchange Act of 1934,

the registrant has duly caused this report to be signed on its behalf of

Undersigned, there unto duly authorized.

GOLD HILL CORPORATION